Form 10KSB
period 2002-12-31
ATLAS AMERICA PUBLIC 11-2002 LTD
filed 2003-03-28
CIK 1175028

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

         For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

         For the transition period from _______ to _______

                        Commission file number 333-90980

                       Atlas America Public #11-2002 Ltd.
                 (Name of small business issuer in its charter)

           Pennsylvania                                 02-0600231
-------------------------------                 -------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

               311 Rouser Road, Moon Township, Pennsylvania 15108
              (Address of principal executive offices) (Zip Code)

Issuer's telephone number (412) 262-2830
Securities registered under Section 12(b) of the Exchange Act

Title of each class           Name of each exchange on which registered
--------------------          ----------------------------------------
       None                                      None

Securities registered under Section 12(g) of the Exchange Act

                                      None
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]


        State issuer's revenues for its most recent fiscal year.   $0

         State the aggregate market value of the voting stock held by non-affiliates of the Registrant. Not Applicable.

        Transitional Small Business Disclosure Format (check one):

        Yes           No     X
            ------        -------

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                      (A Pennsylvania Limited Partnership)
                             INDEX TO ANNUAL REPORT
                                 ON FORM 10KSB

PART I                                                                                                           Page
------                                                                                                           ----
     Item 1:    Business....................................................................................    3 - 5
     Item 2:    Properties..................................................................................    5 - 8
     Item 3:    Legal Proceedings...........................................................................        8
     Item 4:    Submission of Matters to a Vote of Security Holders.........................................        8

PART II

     Item 5:    Market for Registrant's Common Equity and Related Security Holder Matters...................        8
     Item 6:    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations..............................................................   9 - 10
     Item 7:    Financial Statements and Supplementary Data.................................................  11 - 18
     Item 8:    Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure.................................................       19


PART III

     Item 9:    Directors, Executive Officers and Significant Employees,
                     Compliance with Section (16A) of the Exchange Act......................................  19 - 22
     Item 10:   Executive Compensation......................................................................       22
     Item 11:   Security Ownership of Certain Beneficial Owners and Management..............................       22
     Item 12:   Certain Relationships and Related Transactions..............................................  22 - 23
     Item 13:   Exhibits and Reports on Form 8-K............................................................       23
     Item 14:   Controls and Procedures.....................................................................       23

SIGNATURES..................................................................................................       25

CERTIFICATIONS..............................................................................................  26 - 27

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         General. We were formed as a Delaware limited partnership on June 5, 2002, with Atlas Resources, Inc. as our managing general partner. Our operations are scheduled to commence the first quarter of 2003. We will drill and operate wells located primarily in western Pennsylvania and southern Ohio. We have no employees and rely on our managing general partner for management. See Item 9 "Directors, Executive Officers and Significant Employees, Compliance With
Section 16(A) of the Exchange Act."

     At December 31, 2002 we had 1,025 investors who contributed $31,178,100 that was paid to our managing general partner as operator and general drilling contractor under our drilling and operating agreement. Our managing general partner will contribute 66% of the equipment costs of drilling and completing our wells, which we estimate will be approximately $5,200,000. Together, these will be the only funds available to us for drilling activities. We will drill an estimated 139 development wells in which we will have an interest. However, we cannot guarantee that all of our proposed wells will be drilled or completed. Each of our proposed wells is unique and the ultimate costs incurred may be more or less than our current estimates.

     Our managing general partner paid 100% of the organization and offering costs and contributed all of the leases associated with our proposed well sites for a total contribution of approximately $5,300,000.

     Business Strategy. Once completed, our wells will produce natural gas and to a far lesser extent oil, which will be our only products. Most of our gas will be gathered and delivered to market through Atlas Pipeline Partners' gas gathering system which is managed by an affiliate of our managing general partner. We do not plan to sell any of our wells and will continue to produce them until they are depleted at which time they will be plugged and abandoned. No other wells will be drilled beyond those initially drilled after our partnership formation. See Item 2 "Properties" for information concerning our wells.

         Our ongoing operating and maintenance costs are expected to be fulfilled through revenues from the sale of our gas and oil production. We will pay our managing general partner a monthly well supervision fee of $275 per well, as outlined in our drilling and operating agreement. This well supervision fee covers all normal and regularly recurring operating expenses for the production and sale of gas and to a lesser extent oil, such as:

         o        well tending, routine maintenance and adjustment;

         o reading meters, recording production, pumping, maintaining appropriate books and records; and

         o        preparing reports to us and to government agencies.

     The well supervision fees, however, will not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we will pay at cost for third party services and materials and a reasonable charge for services performed directly by our managing general partner or its affiliates. Also, beginning three years after each of our wells has been placed into production our managing general partner, as operator, may retain $200 of our revenues per month to cover the estimated future plugging and abandonment costs of the well.

         Markets and Competition. The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends upon numerous factors beyond our control, including the extent of domestic production, import of foreign natural gas and oil, political instability in oil and gas producing countries and regions, market demand, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Our managing general partner is responsible for selling our natural gas production, and its policy is to treat all wells in a given geographic area equally. Our natural gas will be sold as discussed in Item 2, Properties - Delivery Commitments. Historically, our managing general partner has not experienced problems selling natural gas and oil under such commitments, although prices we will receive will vary during and after the period, sometimes significantly. Product availability and price are the principal means of competition in selling natural gas and oil production. While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry. Without the commitments discussed in Item 2, Properties - Delivery Commitments our managing general partner may sell our gas through similar commitments to other purchasers or at existing spot market prices.

         Governmental Regulation. The energy industry in general is heavily regulated by federal and state authorities, including regulation of production, environmental quality and pollution control. The intent of federal and state regulations generally is to prevent waste, protect rights to produce natural gas and oil between owners in a common reservoir and control contamination of the environment. Failure to comply with regulatory requirements can result in substantial fines and other penalties. The following discussion of the regulations of the United States energy industry does not intend to constitute a complete discussion of the various statutes, rules, regulations and environmental orders to which our operations may be subject.

       Regulation of oil and gas producing activates. State regulatory agencies where a producing natural gas well is located provide a comprehensive statutory and regulatory scheme for oil and gas operations such as ours including supervising the production activities and the transportation of natural gas sold in intrastate markets. Our oil and gas operations in Pennsylvania are regulated by the Department of Environmental Resources, Division of Oil and Gas, and our oil and gas operations in Ohio are regulated by the Ohio Department of Natural Resources, Division of Oil and Gas. Among other things, the regulations involve:

         o new well permit and well registration requirements, procedures and fees;

         o        minimum well spacing requirements;

         o        restrictions on well locations and underground gas storage;

         o certain well site restoration, groundwater protection and safety measures;

         o        landowner notification requirements;

         o        certain bonding or other security measures;

         o        various reporting requirements;

         o        well plugging standards and procedures; and

         o        broad enforcement powers.

         Environmental and Safety Regulation. Under the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Oil Pollution Act of 1990, the Clean Air Act, and other federal and state laws relating to the environment, owners and operators of wells producing natural gas or oil, and pipelines, can be liable for fines, penalties and clean-up costs for pollution caused by the wells or the pipelines. Moreover, the owners' or operators' liability can extend to pollution costs from situations that occurred prior to their acquisition of the assets. Natural gas pipelines are also subject to safety regulation under the Natural Gas Pipeline Safety Act of 1968 and the Pipeline Safety Act of 1992 which, among other things, dictate the type of pipeline, quality of pipeline, depth, methods of welding and other construction-related standards. State public utility regulators in Ohio and Pennsylvania have either adopted federal standards or promulgated their own safety requirements consistent with the federal regulations.

         We believe we have complied in all material respects with applicable state regulations and do not expect that these regulations will have a material adverse impact on our operations. Our producing activities also must comply with various federal, state and local laws not mentioned, including those covering the discharge of materials into the environment, or otherwise relating to the protection of the environment. Although this compliance may cause delays or increase our costs, currently we do not believe these costs will be substantial. However, we cannot predict, the ultimate costs of complying with present and future environmental laws and regulations because these laws and regulations are constantly being revised and ultimately may have a material impact to our operations to remain in compliance. Additionally, we cannot obtain insurance to protect against many types of environmental claims.

Where can you find more information. We will file Form 10KSB Annual Report and Form 10QSB Quarterly Report as well as other non-recurring special purpose reports with the Securities and Exchange Commission. A complete list of our filings is available on the Securities and Exchange Commission's website at WWW.SEC.GOV. Any of our filings are also available at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The Public Reference Room may be contacted at 1-800- SEC-0330 for further information.

Additionally, our Managing General Partner will provide you copies of any of these reports without charge. Such requests should be made to:

                       Atlas America Public #11-2002 Ltd.
                                311 Rouser Road
                            Moon Township, PA 15108

ITEM 2. PROPERTIES

         Drilling Activity. At March 18, 2003, we have 84 gross (80 net) wells in the process of being drilled and completed. The following table shows information about those wells we have completed through March 18, 2003. All the wells drilled were development wells, which means a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.


                                                         Development Wells
                              ------------------------------------------------------------------------
                                        Productive (1)                           Dry (2)
                              -----------------------------------    ---------------------------------
                                 Gross (3)           Net (4)           Gross (3)           Net (4)
                              ----------------   ----------------    ---------------    --------------
Through March 18, 2003              55                53.5                 -                  -

----------
(1)      A "productive well" generally means a well that is not a dry hole.

(2) A "dry hole" generally means a well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well. The term "completion" refers to the installation of permanent equipment for the production of oil or gas or, in the case of a dry hole, to the reporting of abandonment to the appropriate agency.

(3)      A "gross" well is a well in which we have a working interest.

(4) A "net" well equals the actual working interest we own in one gross well divided by one hundred. For example, a 50% working interest in a well is one gross well, but a .50 net well.

         Summary of Productive Wells. At March 18, 2003, we have 84 gross (80 net) wells in process of being drilled and completed and have not determined if they are productive. The table below shows the number of our productive gross and net wells to date, by state through December 31, 2002 in which we have a working interest. All of our wells are classified as gas wells.

                                                    Number of Productive Wells
                                                    ---------------------------
                              Location                Gross               Net
                              --------               ---------      -----------
Pennsylvania                                              55            53.5
Ohio........................................              -              -
                                                     ---------      -----------
   Total....................................              55            53.5
                                                     ----------     -----------

         Production. We began to sell production from our productive wells in the first quarter of 2003, consequently we do not have any production information to report through December 31, 2002.

         Natural Gas and Oil Reserve Information. Although we have produced some of our wells, no reserve estimates have been prepared at December 31, 2002. Reserve information will be prepared for our wells at December 31, 2003.

     Title to Properties. We believe that we hold good and indefeasible title to our properties, in accordance with standards generally accepted in the natural gas industry, subject to exceptions stated in the opinions of counsel employed by us in the various areas in which we conduct our activities. We do not believe that these exceptions detract substantially from our use of any property. As is customary in the natural gas industry, we conduct only a perfunctory title examination at the time we acquire a property. Before we commence drilling operations, we conduct an extensive title examination and we perform curative work on defects that we deem significant. We have obtained title examinations for substantially all of our managed producing properties. No single property represents a material portion of our holdings.

         Our properties are subject to royalty, overriding royalty and other outstanding interests customary in the industry. Our properties are also subject to burdens such as liens incident to operating agreements, taxes, development obligations under natural gas and oil leases, farm-out arrangements and other encumbrances, easements and restrictions. We do not believe that any of these burdens will materially interfere with our use of our properties.

       Acreage. The table below shows the estimated acres of developed and undeveloped oil and gas acreage in which we have an interest by state at December 31, 2002.

                                                       Developed Acreage                 Undeveloped Acreage (3)
                                                 -----------------------------          -------------------------
Location                                          Gross (1)           Net (2)            Gross            Net
--------                                         ----------         ----------          ---------       ---------
  Pennsylvania................................        4,168              4,095                  -               -
  Ohio........................................          100                100                  -               -
                                                 ----------         ----------          ---------       ---------
     Total....................................        4,268              4,195                  -               -
                                                 ==========         ==========          =========       =========

----------
(1)      A "gross" acre is an acre in which we own a working interest.

(2) A "net" acre equals the actual working interest we own in one gross acre divided by one hundred. For example, a 50% working interest in an acre is one gross acre, but a .50 net acre.

(3) "Undeveloped acreage" is those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not the acreage contains proved reserves.

       Delivery Commitments. Our managing general partner, Resource Energy, Inc. and Atlas Energy Group, Inc. have a gas supply agreement with First Energy Solutions Corporation for a 10-year term which began on April 1, 1999. First Energy Solutions Corporation is the marketing affiliate of First Energy Corporation, a large regional electric utility listed on the New York Stock Exchange. Subject to certain exceptions, First Energy Solutions Corporation must buy all of the natural gas produced and delivered by our managing general partner and its affiliates, which includes us, at certain specific delivery points with the facilities of: East Ohio Gas Company, National Fuel Gas Distribution, and Peoples Natural Gas Company, which are local distribution companies, and National Fuel Gas Supply, Columbia Gas Transmission Corporation, Tennessee Gas Pipeline Company, and Texas Eastern Transmission Company, which are interstate pipelines. The natural gas production associated with this program is primarily marketed to First Energy Solutions Corporation as described below; although a portion of the production may be marketed by Colonial Energy, UGI Energy Services, Mid America and Exelon Energy. We are not required to provide any fixed and determinable quantities of gas under any agreement other than agreements that are a consequence of limited hedging agreements with First Energy Solutions Corporation or the other markets as discussed below.

         The First Energy Solutions Corporation agreement establishes an indexed price formula for each delivery point during an initial period and requires the parties to negotiate new pricing arrangements at each delivery point for subsequent periods. If, at the end of any applicable period, our managing general partner and First Energy Solutions Corporation cannot agree to a new price for any delivery point, then our managing general partner may solicit offers from third-parties, but First Energy Solutions Corporation retains the right to match any offer which is received. If First Energy Solutions Corporation does not match a particular offer, then the natural gas associated with that offer may be sold to the third-party. For example, during the period April 1, 2000 through March 31, 2001, our managing general partner and its affiliates sold natural gas delivered to National Fuel Gas Supply to entities other than First Energy Solutions Corporation pursuant to this process. This process is repeated at the end of each contract period.

         Our managing general partner and First Energy Solutions Corporation have generally been able to agree to new pricing arrangements for all the delivery points under the agreement. For the next twelve months, our managing general partner anticipates that approximately 75% of our natural gas will be sold to First Energy Solutions Corporation and the balance to the other markets listed above.

     Pricing for gas and oil production has been volatile and unpredictable for many years. To hedge exposure to changing natural gas prices our managing general partner uses financial hedges. In addition, our contract with First Energy Solutions Corporation, a full service gas marketer, permits us, at our managing general partner's discretion, to designate a portion of our production to be delivered at a future date within the contract terms, at current market prices. However, these transactions are not derivatives to us. We essentially are locking in the sale price of our gas with First Energy prior to it being produced. Once designated we, cannot offset our position under the contract and are required to deliver the production to the delivery point. Thus, our managing general partner limits these arrangements to much smaller quantities than those projected to be available at any delivery point. The price paid by First Energy Solutions Corporation for certain volumes of natural gas sold pursuant to these agreements, may be significantly different than the underlying monthly spot market value in the month the gas is produced. With respect to financial hedges, our managing general partner purchases and sells natural gas futures and options contracts to limit our exposure to pricing change. These contracts may include regulated NYMEX futures and options contracts and non-regulated over-the-counter contracts with qualified counter-parties and generally cover periods from one month to up to two years in the future. To assure that the financial instruments will be used solely for hedging price risk and not for speculative purposes, our managing general partner has established a committee to assure that all financial trading is done in compliance with hedging policies, procedures and risk management objectives. Our managing general partner has not and does not intend to contract for positions that it cannot offset with actual production. Although hedging provides our managing general partner's partnerships, including us, some protection against falling prices, these activities could also reduce the potential benefit from price increases, depending on the instrument. The portion of our natural gas that is hedged changes from time to time.

ITEM 3.  LEGAL PROCEEDINGS

        None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
MATTERS

         Market Information. There is no established public trading market for our units and we do not anticipate a market will develop. Our units may be transferred only in accordance with the provisions of Article VI of our partnership agreement which require that:

         o        our managing general partner consent;

         o the transfer not result in materially adverse tax consequences to us; and

         o        the transfer not violate federal or state securities laws.

An assignee of a unit may become a substituted partner only on meeting the following conditions:

         o        the assignor gives the assignee the right;

         o        our managing general partner consents to the substitution;

         o the assignee pays to us all costs and expenses incurred in connection with the substitution; and

         o the assignee executes and delivers the instruments which our managing general partner requires to effect the substitution and to confirm his or her agreement to be bound by the terms of our partnership agreement.

         A substitute partner is entitled to all of the rights of full ownership of the assigned units, including the right to vote.

         Holders. As of December 31, 2002, we had 1,025 interest holders.

         Distributions. Our managing general partner reviews our accounts quarterly to determine whether cash distributions are appropriate and the amount to be distributed, if any. We distribute those funds, which our managing general partner determines are not necessary for us to retain, to our partners and the other participants. We will not advance or borrow for purposes of distributions if the amount of the distributions would exceed our accrued and received revenues for the previous four quarters, less paid and accrued operating costs with respect to the revenues.

        The determination of the revenues and costs will be made in accordance with generally accepted accounting principles, consistently applied, and cash distributions to our managing general partner may only be made in conjunction with distributions to you and the other participants. During the calendar year ended December 31, 2002, we did not have any distributions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


        Forward-Looking Statements. When used in this Form 10-K, the words "believes" "anticipates" "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1 of this report. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

         The plan of operations and liquidity discussion should be read in conjunction with our Financial Statements and the notes to our Financial Statements.

         For the next 12 months our managing general partner believes that we have adequate capital to develop approximately 139 gross (133.5 net) wells under our drilling and operating agreement. Our producing operations are scheduled to commence the first quarter of 2003. Our wells will be drilled primarily in western Pennsylvania and southern Ohio. Funds contributed by our investor partners and our managing general partner after our formation will be the only funds available to us for drilling activities, no other wells will be drilled after this initial group. Although we estimate that 139 gross development wells will be drilled, we cannot guarantee that all of our proposed wells will be drilled or completed. Each of our proposed wells is unique and the ultimate costs incurred may be more or less than our current estimates.

         Our ongoing operating and maintenance costs are expected to be fulfilled through revenues from the sale of our gas and oil production. Although we do not anticipate a shortfall to pay for our ongoing expenses, if one were to occur, funds will be borrowed from our managing general partner or its affiliates, which are not contractually committed to make a loan. The amount we may borrow may not at any time exceed 5% of our total subscriptions and no borrowings will be obtained from third parties.

         We have not and will not devote any funds to research and development activities and no new products or services will be introduced. We do not plan to sell any of our wells and will continue to produce them until they are depleted at which time they will be plugged and abandoned. We have no employees and rely on our managing general partner for management. See Item 9 "Directors, Executive Officers and Significant Employees, Compliance With Section 16(A) of the Exchange Act."

         After formation, our only activity through December 31, 2002, has been our capital contributions by our investor partners and the managing general partner. Our investor partners will pay for 34% of tangible well equipment and all intangible drilling costs as described in our drilling contracts. Our managing general partner, will contribute the remaining tangible well costs, lease costs, organization and syndication and offering costs.

         Recently issued Financial Accounting Standards. In July 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations", which establishes requirements for the accounting for removal costs associated with asset retirements. SFAS 143 is effective for fiscal years beginning after June 15, 2002, and will require us to record a liability for our retirement obligations with the related transition adjustment reported as a cumulative affect of a change in accounting principle. We are currently assessing the impact of SFAS 143 on our consolidated financial statements.

         Critical Accounting Policies. The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to oil and gas reserves and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We have identified the following policies as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 2 of the "Notes to Financial Statements" in Item 7 of this report.

         Reserve Estimates Our estimates of our proved natural gas and oil reserves and future net revenues from them will be based upon reserve analyses that rely upon various assumptions, including those required by the SEC, as to natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Any significant variance in these assumptions could materially affect the estimated quantity of our reserves. As a result, our estimates of our proved natural gas and oil reserves will be inherently imprecise. Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves may vary substantially from our estimates or estimates contained in the reserve reports. In addition, our proved reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing natural gas and oil prices, mechanical difficulties, governmental regulation and other factors, many of which are beyond our control.

         Impairment of Oil and Gas Properties. We will review our producing oil and gas properties for impairment on an annual basis and whenever events and circumstances indicate a decline in the recoverability of their carrying values. We will estimate the expected future cash flows from our oil and gas properties and compare such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to their fair value in the current period. The factors used to determine fair value include, but are not limited to, estimates of reserves, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that will require us to record an impairment of our oil and gas properties and there can be no assurance that such impairments will not be required in the future.

ITEM 7. FINANCIAL STATEMENTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
Atlas America Public #11-2002 Ltd.
A Delaware Limited Partnership

We have audited the accompanying balance sheet of Atlas America Public #11-2002 Ltd., A Delaware Limited Partnership, as of December 31, 2002, and the related statements of operations and changes in partners' capital accounts and cash flows for the period June 5, 2002 (date of formation) to December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas America Public #11-2002 Ltd. as of December 31, 2002 and the results of its operations and cash flows for the period June 5, 2002 (date of formation) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.







Cleveland, Ohio
February 28, 2003

                       Atlas America Public #11-2002 Ltd.
                        (A Delaware Limited Partnership)
                                 BALANCE SHEET
                               December 31, 2002



          ASSETS

Cash                                                          $       100

Oil and gas properties well drilling contracts and leases      31,849,600
                                                              -----------
                                                              $31,849,700
                                                              ===========


       PARTNERS' CAPITAL

Partners' capital:
   Managing General Partner                                   $   671,600
   Other Partners (3,126.55 units)                             31,178,100
                                                              -----------
                                                              $31,849,700
                                                              ===========




         The accompanying notes to financial statements are an integral part of this statement.

                       Atlas America Public #11-2002 Ltd.
                        (A Delaware Limited Partnership)
                          STATEMENT OF OPERATIONS AND
                     CHANGES IN PARTNERS' CAPITAL ACCOUNTS
      For the period June 5, 2002 (date of formation) to December 31, 2002

                                             Managing
                                             General            Other
                                             Partner           Partners          Total
                                           ------------      ------------     ------------
Balance at June 5, 2002                    $       --        $       --       $       --

Partners' Capital Contributions
     Cash                                           100        31,178,100       31,178,200
     Organization costs                       1,403,000              --          1,403,000
     Syndication costs                        3,273,700              --          3,273,700
     Leasehold costs                            671,500              --            671,500
                                           ------------      ------------     ------------
                                              5,348,300        31,178,100       36,526,400

Syndication                                  (3,273,700)             --         (3,273,700)
                                           ------------      ------------     ------------

Net partners capital contributions            2,074,600        31,178,100       33,252,700
Participation in revenue and expenses:
     Organization costs                     (1,403,0000)             --         (1,403,000)
                                           ------------      ------------     ------------

              Net loss                       (1,403,000)             --         (1,403,000)
                                           ------------      ------------     ------------

Balance at December 31, 2002               $    671,600      $ 31,178,100     $ 31,849,700
                                           ============      ============     ============









         The accompanying notes to financial statements are an integral part of this statement.

                       Atlas America Public #11-2002 Ltd.
                        (A Delaware Limited Partnership)
                            STATEMENT OF CASH FLOWS
      For the period June 5, 2002 (date of formation) to December 31, 2002



Cash Flows from Operating Activities:
   Net loss                                                              $ (1,403,000)
   Adjustments to reconcile net loss to net cash provided by
      operating activities:
          Organization costs                                                1,403,000
                                                                         ------------

               Net cash provided by operating activities                         --

Cash Flows from Investing Activities:
   Oil and gas well drilling contracts paid to
      Managing General Partner                                            (31,178,100)
                                                                         ------------

               Net cash used in investing activities                      (31,178,100)

Cash Flows from Financing Activities:
   Partners' capital contributions                                         31,178,200
                                                                         ------------

               Net cash provided by financing activities                   31,178,200
                                                                         ------------

               NET INCREASE IN CASH                                               100

Cash at beginning of period                                                      --
                                                                         ------------

Cash at end of period                                                    $        100
                                                                         ============

Supplemental Schedule of Noncash Activities:

   Assets contributed by Managing General Partner
      Organization costs, expensed                                       $  1,403,000
      Lease costs, included in oil and gas properties                         671,500
      Syndication and offering costs, immediately charged to capital        3,273,700
                                                                         ------------

                                                                         $  5,348,200
                                                                         ============


         The accompanying notes to financial statements are an integral part of this statement.

                       Atlas America Public #11-2002 Ltd.
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 2002

NOTE 1 - NATURE OF OPERATIONS

        Atlas America Public #11-2002 Ltd. (the "Partnership") is a Delaware Limited Partnership which includes Atlas Resources, Inc. ("Atlas") of Pittsburgh, Pennsylvania, as Managing General Partner and Operator, and subscribers to units as either Limited Partners or Investor General Partners depending upon their election. As of December 31, 2002, there were 1,025 investors who contributed $31,178,100. The Partnership was formed on June 5, 2002 to drill and operate gas wells located primarily in Western Pennsylvania and Southern Ohio. At December 31, 2002, the majority of the Partnership's properties were scheduled for drilling. Operations are expected to commence in the first quarter of 2003. Recoverability of the cost of properties is dependent on the results of such development activities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of significant accounting policies applied in the preparation of the accompanying financial statements follows:

        Basis of Accounting

        The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

        Oil and Gas Wells and Properties

        The Partnership will use the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized. Depreciation and depletion will be computed on a field-by-field basis by the unit-of-production method based on periodic estimates of oil and gas reserves.

        Undeveloped leaseholds and proved properties will be assessed periodically to determine whether there has been a decline in value and, if such decline is indicated, a loss will be recognized. The Partnership will compare the carrying value of its proved developed oil and gas producing properties to the estimated future net cash flows from such properties in order to determine whether their carrying values should be reduced.

         On an ongoing basis, the Partnership will estimate the costs of future dismantlement, restoration, reclamation, and abandonment of its gas and oil producing properties. Additionally, the Partnership will estimate the salvage value of equipment recoverable upon abandonment. The Partnership expects that equipment salvage values will be sufficient to recover the estimated costs of future dismantlement, restoration, reclamation, and abandonment. However, should these estimated costs exceed the estimated salvage values, beginning three years after each well has been placed into production the managing general partner, as operator, may retain $200 of production revenues per month, per well to cover estimated future plugging and abandonment costs.

Significant Estimates

        Certain amounts included in or affecting the Partnership's financial statements and related disclosures must be estimated, requiring the Partnership to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared.

        The preparation of financial statements in conformity with generally accepted accounting principles requires the Partnership to make estimates and assumptions that affect:

         o        the amount the Partnership reports for assets and liabilities

         o        the Partnership gas and oil reserves

         o the amounts the Partnership reports for revenues and expenses during the reporting period

                       Atlas America Public #11-2002 Ltd.
                        (A Delaware Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS (Continued)

                               December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Therefore, the reported amounts of the Partnership's assets and liabilities, revenues and expenses and associated disclosures with respect to gas and oil reserves will necessarily be affected by these estimates. The Partnership will evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods the Partnership considers reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from the Partnership's estimates. Any effects on the Partnership's business, financial position, or results of operations resulting from revisions to these estimates will be recorded in the period in which the facts that give rise to the revision become known.

        Revenue Recognition

        Revenues from the sale of natural gas and oil will be recognized when the gas and oil are delivered to the purchaser.

        New Accounting Standard

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and will be effective for fiscal years beginning after July 15, 2002. The Partnership is required to adopt SFAS No. 143 effective January 1, 2003 and has not yet determined the impact this new accounting standard will have on its financial statements.

        Major Customer

        The Managing General Partner has contracted to sell a majority of the Partnership's gas production to First Energy Solutions Corporation. However, the market for gas and oil production is a diverse open market and other purchasers are readily available.

         Hedging Activities:

         Atlas may use natural gas futures and option contracts to hedge The Partnership exposure to changes in natural gas prices. The Partnership will account for its portion of hedging activates under Statements of Financial Accounting Standards No. 133 ("SFAS 133") Accounting for Derivative Instruments and Hedging Activates (as amended by SFAS 138). Under this statement, all derivitive financial instruments are recognized in the financial statements as either assets or liabilities measured at fair value and the changes in the fair value recognized in income or other comprehensive income, depending on their classification.

        Comprehensive Income:

         Comprehensive income includes net income and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income" and for the partnership will represent unrealized hedging gains and losses.

NOTE 3 - FEDERAL INCOME TAXES

        The Partnership is not treated as a taxable entity for federal income tax purposes. Any item of income, gain, loss, deduction or credit flows through to the partners as though each partner had incurred such item directly. As a result, each partner must take into account his pro rata share of all items of partnership income and deductions in computing his federal income tax liability.

                       Atlas America Public #11-2002 Ltd.
                        (A Delaware Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS (Continued)

                               December 31, 2002

NOTE 4 - PARTICIPATION IN REVENUES AND COSTS

        The Managing General Partner and the other partners will generally participate in revenues and costs in the following manner:

                                                  Managing           Other
                                               General Partner      Partners
                                              ----------------    ----------
 Organization and offering costs                  100%                  0%
 Lease costs                                      100%                  0%
 Revenues                                          (1)                 (1)
 Operating costs, administrative costs,
     direct costs and all other costs              (2)                 (2)
 Intangible drilling costs and depletion            0%                100%
 Tangible equipment costs and depreciation         66%                 34%


         (1) Subject to the Managing General Partner's subordination obligation, substantially all partnership revenues will be shared in the same percentage as capital contributions are to the total partnership capital contributions, except that the Managing General Partner will receive an additional 7% of the partnership revenues, which may not exceed 35%.

         (2) These costs will be charged to the partners in the same ratio as the related production revenues are credited.

NOTE 5 - TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

       The Partnership has entered into the following significant transactions with Atlas and its affiliates as provided under the Partnership agreement:

                  Drilling contracts to drill and complete wells for the Partnership at cost plus 15%. The cost of the wells includes reimbursement to Atlas of its general and administrative overhead cost ($14,380 per well) and all ordinary and actual costs of drilling, testing and completing the wells. The Partnership paid $31,178,100 to Atlas in 2002 under the drilling contracts.

                   Atlas contributed all the undeveloped leases necessary to
                  cover each of the Partnership's prospects and received a credit to its capital account in the Partnership of $671,500.

                  As the Managing General Partner, Atlas performs all administrative and management functions for the Partnership. Atlas will receive an unaccountable, fixed payment reimbursement for their administrative costs at $75 per well per month. In addition, Atlas will be reimbursed for all direct costs expended on behalf of the Partnership. No administrative costs were incurred in 2002.

                       Atlas America Public #11-2002 Ltd.
                        (A Delaware Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               December 31, 2002

NOTE 5 - TRANSACTIONS WITH ATLAS AND ITS AFFILIATES (Continued)

                  Atlas will receive well supervision fees for operating and maintaining the wells during producing operations at a competitive rate (currently $275 per well per month). No well supervision fees were incurred in 2002.

                  Atlas will charge the Partnership a fee for gathering and transportation at a competitive rate (currently in the range of $.29 to $.35 per MCF). No transportation fees were incurred in 2002.

                  Anthem Securities, an affiliate of the managing general partner, received $3,274,000 in 2002 for fees, commissions and reimbursements as dealer-manager for the partnerships.

NOTE 6 - COMMITMENTS

        As of December 31, 2002, the Partnership has entered into well drilling contracts with Atlas aggregating $36,364,300 of which $31,178,100 has been paid. The balance representing 66% of the tangible equipment costs, will be funded by the managing general partners as a component of its agreed upon capital contribution.

        Subject to certain conditions, investor partners may present their interests beginning in 2007 for purchase by Atlas. Atlas is not obligated to purchase more than 5% of the units in any calendar year. In the event that Atlas is unable to obtain the necessary funds, Atlas may suspend its purchase obligation.


NOTE 7 - SUBORDINATION OF MANAGING GENERAL PARTNER'S REVENUE SHARE

        Under the terms of the partnership agreement, Atlas may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by participants of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the participants.


NOTE 8 - INDEMNIFICATION

       In order to limit the potential liability of any investor general partners, Atlas has agreed to indemnify each investor, that elects to be a general partner, from any liability incurred which exceeds such partner's share of Partnership assets.


NOTE 9 - NATURAL GAS AND OIL PRODUCING ACTIVITIES

       The supplementary information of natural gas and oil activities required by SFAS No. 69, Disclosures About Oil and Gas Producing Activities has not been presented because the Partnership will not commence operations until after December 31, 2002.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

        None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES, COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT

         Responsibilities of Atlas. We have no employees and rely on our managing general partner, which also serves as driller-operator of the wells, for management. Our managing general partner has complete and exclusive discretion and control over our operations and activities and makes all of our decisions affecting the wells we have drilled. Our managing general partner provides continuing review and analysis of all wells and monitors all expenditures and commitments made on our behalf. In addition, our managing general partner performs administrative services relating to our funding and operation, participant reporting, financial budgeting and record keeping.

         Because we have no equity securities registered pursuant to Section 12 of the Exchange Act, there is no required compliance with Section 16(A) of the Exchange Act.

         Business of Atlas. Our managing general partner was incorporated in 1979 and its affiliate, Atlas Energy Group, Inc., an Ohio corporation which was the first of the Atlas group of companies, was incorporated in 1973. Atlas Energy Group serves as our operator in Ohio. As of September 30, 2002, our managing general partner and its affiliates had directly or through investments in partnerships similar to our interest in approximately 5,000 gross wells, including royalty or overriding interests in 600 wells. Our managing general partner or its' affiliates operate 85% of these wells which are located in Ohio, Pennsylvania and New York.

         In September 1998, the Atlas Group, the former parent company of our managing general partner, merged into Atlas America, Inc., a newly formed wholly-owned subsidiary of Resource America, Inc. Resource America is a publicly-traded proprietary asset management company who is engaged in the energy, real estate and financial services sectors. Atlas America has and is continuing the existing business of Atlas Group and is headquartered at 311 Rouser Road, Moon Township, Pennsylvania 15108, which is also the managing general partner's primary office.

Officers, Directors and Other Key Personnel The officers and directors of the managing general partner will serve until their successors are elected. The officers, directors, and key personnel of the managing general partner are as follows:

NAME                     AGE    POSITION OR OFFICE
----                     ---    ------------------
Freddie M. Kotek         46     Chairman of the Board of Directors,
                                Chief Executive Officer and President

Frank P. Carolas         42     Executive Vice President - Land and
                                Geology and a Director

Jeffrey C. Simmons       43     Executive Vice President - Operations
                                and a Director

Jack L. Hollander        46     Senior Vice President - Direct
                                Participation Programs

Nancy J. McGurk          47     Senior Vice President, Chief Financial
                                Officer and Chief Accounting Officer

Michael L. Staines       53     Senior Vice President, Secretary and a Director

With respect to the biographical information set forth below:

                  o the approximate amount of an individual's professional time devoted to the business and affairs of the managing general partner and Atlas America have been aggregated because there is no reasonable method for them to distinguish their activities between the two companies; and

                  o for those individuals who also hold senior positions with other affiliates of the managing general partner, if it is stated that they devote approximately 100% of their professional time to the managing general partner and Atlas America, it is because either the other affiliates are not currently active in drilling new wells, such as Viking Resources or Resource Energy, and the individuals are not required to devote a material amount of their professional time to the affiliates, or there is no reasonable method to distinguish their activities between the managing general partner and Atlas America as compared with the other affiliates of the managing general partner, such as Viking Resources or Resource Energy.

Freddie M. Kotek. President and Chief Executive Officer since 2002 and Chairman of the Board of Directors since 2001. Mr. Kotek is employed by Resource America from 1993 to the present in various capacities and is currently Senior Vice President of Resource America. Mr. Kotek received a Bachelor of Arts degree from Rutgers College in 1977 with high honors in Economics. He also received a Master in Business Administration degree from the Harvard Graduate School of Business Administration in 1981. Mr. Kotek devotes approximately 80% of his professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of his professional time to the business and affairs of the managing general partner's affiliates.

Frank P. Carolas. Executive Vice President-Land and Geology and a Director since January, 2001. Mr. Carolas also serves as Executive Vice President-Land and Geology of Atlas America since January, 2001 and a Director since January, 2002. Mr. Carolas served as Vice President of Land and Geology for the managing general partner from July 1999 until 2001 and for Atlas America from 1998 until 2001. Before that Mr. Carolas served as Vice President of Atlas Energy Group, Inc. from 1997 until 1998, which was the former parent company of the managing general partner. Mr. Carolas is a certified petroleum geologist and has been with Atlas Resources and its affiliates since 1981. He received a Bachelor of Science degree in Geology from Pennsylvania State University in 1981 and is an active member of the American Association of Petroleum Geologists. Mr. Carolas devotes approximately 100% of his professional time to the business and affairs of the managing general partner and Atlas America.

Jeffrey C. Simmons. Executive Vice President-Operations and a Director since January, 2001. Mr. Simmons also serves as Executive Vice President-Operations of Atlas America since January, 2001 and a Director since January, 2002. Mr. Simmons served as Vice President of Operations for the managing general partner from July 1999 until 2001 and for Atlas America from 1998 until 2001. Mr. Simmons also serves as Vice President of Atlas Energy Corp., Atlas Energy Group, Inc., PA Industrial Energy, Inc., Viking Resources, Corp., and Atlas Pipeline Partners G.P., President of REI-NY, Inc. and Resource Well Services, Inc., and Executive Vice President of Atlas Noble Corp. Mr. Simmons joined Resource America in 1986 as senior petroleum engineer. From 1988 through 1994 he served as director of production and as president of Resource Well Services, Inc., a subsidiary of Resource America. He was then promoted to vice president of Resource Energy, Inc., the energy subsidiary of Resource America formed in 1993. In 1997 he was promoted to executive vice president, chief operating officer and director of Resource Energy, Inc., a position he currently holds. Before Mr. Simmons' career with Resource America, he had worked with Core Laboratories, Inc., of Dallas, Texas, and PNC Bank of Pittsburgh. Mr. Simmons received his Petroleum Engineering degree from Marietta College and his Masters degree in Business Administration from Ashland University. He is a Board Member of the Ohio Oil and Gas Association, the Independent Oil and Gas Association of New York, and the Ohio Section of the Society of Petroleum Engineers. Mr. Simmons devotes approximately 80% of his professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of his professional time to the business and affairs of the managing general partner's affiliates, primarily Viking Resources and Resource Energy.


Jack L. Hollander. Senior Vice President - Direct Participation Programs since January, 2002. Mr. Hollander also serves as Senior Vice President - Direct Participation Programs of Atlas America since January, 2002. Mr. Hollander served as Vice President - Direct Participation Programs for the managing general partner and Atlas America from 2001 until January, 2002. Mr. Hollander began his career serving as in-house tax counsel for Integrated Resources, Inc., a large diversified financial services company from 1982 to 1990. He then went on to practice law with Rattet, Hollander & Pasternak with a concentration in tax matters, real estate transactions, and consulted with and assisted technology companies in raising capital until joining the managing general partner in January 2001. Mr. Hollander earned a Bachelor of Science degree from the University of Rhode Island in 1978, his law degree from Brooklyn Law School in 1981, and a Master of Law degree in Taxation from New York University School of Law Graduate Division in 1982. Mr. Hollander is a member of the New York State bar, the Investment Program Association, and the Financial Planning Association. Mr. Hollander devotes approximately 100% of his professional time to the business and affairs of the managing general partner and Atlas America.

Nancy J. McGurk. Senior Vice President, Chief Financial Officer and Chief Accounting Officer since January, 2002. Ms. McGurk also serves as Senior Vice President, Chief Financial Officer, and Chief Accounting Officer of Atlas America since January, 2002. Ms. McGurk served as Vice President, Chief Financial Officer and Chief Accounting Officer of the managing general partner and Atlas America from January, 2001 to January, 2002. Ms. McGurk has been Vice President of Resource America since 1992 and before that she had served as Treasurer and Chief Accounting Officer of Resource America since 1989. Also, since 1995 Ms. McGurk has served as Vice President - Finance of Resource Energy, Inc. Ms. McGurk devotes approximately 20% of her professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of her professional time to the business and affairs of the managing general partner's affiliates.

Michael L. Staines. Senior Vice President, Secretary, and a Director since 1998. Mr. Staines is also Executive Vice President, Secretary, and a Director of Atlas America since 1998; Senior Vice President of Resource America since 1989; Secretary of Resource America from 1989 to 1998; Director of Resource America from 1989 to 2000; President, Secretary, and a Director of Resource Energy, Inc., an energy subsidiary of Resource America, since 1993; President of Atlas Pipeline Partners GP, LLC since 2001; and Chief Operating Officer, Secretary, and Managing Board Member of Atlas Pipeline Partners GP, LLC since its formation in 1999. Mr. Staines is a member of the Ohio Oil and Gas Association and the Independent Oil and Gas Association of New York. Mr. Staines received a Bachelor of Science degree from Cornell University in 1971 and a Master of Business degree from Drexel University in 1977. Mr. Staines devotes approximately 10% of his professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of his professional time to the business and affairs of the managing general partner's affiliates.

ITEM 10.  EXECUTIVE COMPENSATION

         We have no employees and rely on the employees of our managing general partner and its affiliates for all services. We did not directly pay any compensation to the employees of our managing general partner since inception nor do we expect to do so in future years. See Item 12, "Certain Relationships and Related Transactions," below for compensation paid to our managing general partner.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       As of December 31, 2002, we had issued and outstanding 3,126.55 units. No officer or director of our managing general partner owns any units. Although, subject to certain conditions, investor partners may present their units to us beginning in 2007 for purchase. However, we are not obligated to purchase more than 5% of the units in any colander year.

         Resource America owns 100% of the common stock of Atlas America, which owns 100% of the common stock of AIC, Inc., which owns 100% of the common stock of our managing general partner.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Oil and Gas Revenues. After formation, our managing general partner paid or will pay our organization and offering costs in the amount of $4,676,700, 66% of the equipment costs estimated to be $5,186,200, any equipment costs that exceeded 10% of the partnership's subscription proceeds which would otherwise have been charged to the investors and contributed all the leases on which the wells were or are being drilled, for a total capital contribution estimated to be $10,534,400. In return, our managing general partner will share in our production revenues in the same percentage as its capital contribution bears to our total capital contributions except that the managing general partner will receive an additional 7% of partnership revenues. However, our managing general partner's total revenue share may not exceed 35% of partnership revenues regardless of the amount of its capital contribution. For example, if the managing general partner contributes 25% of our total capital contributions and you and the other investors contribute 75% of our total capital contributions, then the managing general partner will receive 32% of our revenues and the other investors will receive 68% of our revenues.

         Leases. On the final closing date our managing general partner contributed to us 139 undeveloped prospects to drill approximately 133.55 net wells and received a credit in the amount of $671,500.

         Administrative Costs. Our managing general partner and its affiliates receive an unaccountable, fixed payment reimbursement for their administrative costs of $75 per well per month, which will be proportionately reduced if we acquire less than 100% of the working interest in a well. We estimate that $120,000 will be paid to our managing general partner once all wells are producing and on line for a full year.

         Direct Costs. Our managing general partner and its affiliates will be reimbursed for all direct costs expended on our behalf.

         Drilling Contracts. After our initial and final closing date, we entered into a drilling contract with our managing general partner to drill and complete approximately 133.55 net wells. The total amount received by our managing general partner was $31,178,100 for drilling and completing the wells for the year ended December 31, 2002.

         Per Well Charges. As the wells begin production our managing general partner, as operator, will be reimbursed at actual cost for all direct expenses incurred on our behalf and will receive well supervision fees for operating and maintaining the wells during producing operations in the amount of $275 per well per month subject to an annual adjustment for inflation. The well supervision fees are proportionately reduced to the extent we acquire less than 100% of the working interest in a well. We estimate that $440,000 will be paid to our managing general partner once all wells are producing and on line for a full year.

         Gathering Fees. We pay a combined gathering fee at a competitive rate for each mcf transported through Atlas Pipeline Partners, L.P., natural gas gathering system, currently ranging $.29-$.35 per mcf.

         Dealer-Manager Fees. As part of our formation, our managing general partner's affiliate, Anthem Securities, as dealer-manager received a 2.5% dealer-manager fee, a 7% sales commission, a .5% reimbursement of marketing expenses, and a .5% reimbursement of the selling agent's accountable due diligence fees in the amount of $3,274,000. The dealer-manager will receive no further compensation from us.

         Other Compensation. If our managing general partner makes a loan to us it may receive a competitive rate of interest. If our managing general partner provides equipment, supplies and other services to us, then it may do so at competitive industry rates.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         We have not filed any reports on Form 8-K during the last quarter of the period covered by this report. Other exhibits are located on page 24.


ITEM 14.  CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, (as defined in Rules 13a-14 (c) and 15d-14(c)) within 90 days prior to the filing of this report. Based upon this evaluation, these officers believe that our disclosure controls and procedures are effective.

         Changes in Internal Controls There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our last evaluation of our internal controls by our Chief Executive Officer and Chief Financial Officer.

                                  EXHIBIT INDEX


              Description                                                        Location
              -----------                                                        --------
4(a)          Certificate of Limited Partnership for              Previously filed in the Form S-1
              Atlas America Public #11-2002 Ltd.                  on June 21, 2002

4(b)          Amended and Restated Certificate and                Previously filed in the Form S-1
              Agreement of Limited Partnership for                on June 21, 2002
              Atlas America Public #11-2002 Ltd.

10(a)         Drilling and Operating Agreement with exhibits      Previously filed in the Form S-1
                                                                  on June 21, 2002


99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002


99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Atlas America Public #11-2002 Ltd.

By:  (Signature and Title):       Atlas Resources, Inc.,
                                  Managing General Partner

By   (Signature and Title):       /s/ Freddie M. Kotek
                                  -------------------------------------
                                  Freddie M. Kotek, Chairman of the Board
                                  of Directors, Chief Executive Officer
                                  and President
Date: March 28, 2003


        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  (Signature and Title):       /s/ Freddie M. Kotek
                                 ---------------------------------------
                                 Freddie M. Kotek,  Chairman of the Board
                                 of Directors,  Chief Executive Officer
                                 and President
Date: March 28, 2003


By  (Signature and Title):       /s/ Frank P. Carolas
                                 ----------------------------------------
                                 Frank P. Carolas, Executive Vice
                                 President - Land and Geology and a Director
Date: March 28, 2003


By  (Signature and Title):        /s/ Jeffrey C. Simmons
                                  ------------------------------------------
                                  Jeffrey C. Simmons, Executive Vice
                                  President - Operations and a Director
Date: March 28, 2003

By  (Signature and Title):         /s/ Nancy J. McGurk
                                   -----------------------------------------
                                   Nancy J. McGurk,  Vice President,  Chief
                                   Financial Officer and Chief Accounting
                                   Officer
Date: March 28, 2003


                    Supplemental information to be Furnished
                  With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers

An annual report will be furnished to security holders subsequent to the filing of this report.

                                 CERTIFICATIONS

I, Freddie M. Kotek, Chief Executive Officer of Atlas Resources, Inc. (managing general partner of the Partnership), hereby certify that:

I have reviewed this annual report on Form 10-KSB of Atlas America Public #11-2002 Ltd.;

1. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

2. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

3. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                    By: /s/ Freddie M. Kotek
                    ------------------
                    Freddie M. Kotek
                    Chief Executive Officer of the Managing General Partner March 28, 2003

                                 CERTIFICATIONS

I, Nancy J. McGurk, Chief Financial Officer of Atlas Resources, Inc. (managing general partner of the Partnership), hereby certify that:


I have reviewed this annual report on Form 10-KSB of Atlas America Public #11-2002 Ltd;

1. Based on my knowledge, this annual report does not contain any untrue statement of a material factor omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

2. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

3. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         i. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         ii. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         iii. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         i. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         ii. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                    By: /s/ Nancy J. McGurk
                    ------------------
                    Nancy J. McGurk
                    Chief Financial Officer of the Managing General Partner March 28, 2003