Form 10QSB
period 2003-03-31
ATLAS AMERICA PUBLIC 11-2002 LTD
filed 2003-05-15
CIK 1175028

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB
(Mark One)

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                For the transition period from _______ to _______

                        Commission file number 333-90980

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                 (Name of small business issuer in its charter)

Pennsylvania                                                       02-0600231
-------------------------------                           -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)
311 Rouser Road
Moon Township, PA                                                       15108
(Address of principal executive offices)                           (Zip code)

Issuer's telephone number, including area code:  (412) 262-2830

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                      (A Pennsylvania Limited Partnership)
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10QSB


PART I.       FINANCIAL INFORMATION                                                                                    PAGE

Item 1.       Financial Statements

               Balance Sheets as of March 31, 2003 (Unaudited) and December 31, 2002................................      3

              Statements of Operations for the Three Months Ended
                March 31, 2003 (Unaudited)..........................................................................      4

              Statement of Partners' Capital Accounts for the Three Months Ended March 31, 2003 (Unaudited).........      5

              Statements of Cash Flows for the Three Months Ended March 31, 2003 (Unaudited)........................      6

              Notes to Financial Statements (Unaudited).............................................................    7-9

Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations...........................................................................  10-11

Item 3.       Controls and Procedures...............................................................................     11

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K......................................................................     11

SIGNATURES    ......................................................................................................     12

EXHIBIT INDEX ......................................................................................................     13

CERTIFICATIONS......................................................................................................  14-17


                                     PART I

ITEM 1.       FINANCIAL STATEMENTS


                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                      (A Pennsylvania Limited Partnership)

                                 BALANCE SHEETS

                                                                                               March 31,         December 31,
                                                                                                 2003                2002
                                                                                            ---------------    ----------------
                                                                                              (Unaudited)
                                        ASSETS
Current Assets:
Cash...........................................................................              $     11,300       $         100
Accounts receivable - affiliate................................................                   193,900                   -
                                                                                            ---------------    ----------------
      Total current assets.....................................................                   205,200                 100

Oil and gas properties (successful efforts)....................................                32,539,600          31,849,600
  Less accumulated depletion and depreciation..................................                  (136,800)                  -
                                                                                            ---------------    ----------------
                                                                                               32,402,800          31,849,600
                                                                                            ---------------    ----------------
                                                                                             $ 32,608,000       $  31,849,700
                                                                                            ===============    ================


                           LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accrued liabilities............................................................              $     37,100       $           -
Unrealized hedging losses......................................................                    63,000                   -
                                                                                            ---------------    ----------------
      Total current liabilities................................................                   100,100                   -

Asset retirement obligations...................................................                   690,000                   -

Partners' capital:
  Managing General Partner.....................................................                   703,300             671,600
  Limited Partners (3,126.55 units)............................................                31,177,600          31,178,100
  Accumulated other comprehensive loss.........................................                   (63,000)                  -
                                                                                            ---------------    ----------------
                                                                                               31,817,900          31,849,700
                                                                                            ---------------    ----------------
                                                                                             $ 32,608,000       $  31,849,700
                                                                                            ===============    ================

    The accompanying notes are an integral part of these financial statements

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                      (A Pennsylvania Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                           2003
                                                                                   --------------------
REVENUES:
Natural gas and oil sales......................................................     $     225,700
Interest income................................................................             4,500
                                                                                   --------------------
       Total revenues..........................................................           230,200

COSTS AND EXPENSES
Production expenses............................................................            50,900
Depletion and depreciation of oil and gas properties...........................           136,800
General and administrative expenses............................................            11,300
                                                                                   --------------------
       Total expenses..........................................................           199,000
                                                                                   --------------------
Net Income                                                                          $      31,200
                                                                                   ====================



Allocation of net income (loss):
   Managing General Partner....................................................     $      31,700
                                                                                   ====================
   Limited Partners............................................................     $        (500)
                                                                                   ====================
Net loss per limited partnership unit:                                              $           -
                                                                                   ====================


    The accompanying notes are an integral part of these financial statements

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                      (A Pennsylvania Limited Partnership)

              STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (Unaudited)
                      FOR THREE MONTHS ENDED MARCH 31, 2003

                                                                                                  Accumulated
                                                             Managing                                Other
                                                             General            Limited          Comprehensive
                                                             Partner            Partners          Income(loss)          Total
                                                         ----------------    ---------------    ---------------    --------------
Balance at January 1, 2003......................          $    671,600        $ 31,178,100       $         -        $31,849,700

   Participation in revenue and expenses:
       Net production revenues..................                55,900             118,900                 -            174,800
       Interest income..........................                 1,500               3,000                 -              4,500
       Depletion and depreciation...............               (22,100)           (114,700)                -           (136,800)
       General and administrative...............                (3,600)             (7,700)                -            (11,300)
                                                         ----------------    ---------------    ---------------    --------------
           Net income (loss) from operations....                31,700                (500)                -             31,200


   Cash flow hedge losses reclassified to gas sales                  -                   -            44,000             44,000
   Change in fair value of cash flow hedges.....                     -                   -          (107,000)          (107,000)
                                                                                                                   --------------
           Comprehensive Income.................                                                                        (31,800)

       Distributions............................                     -                   -                 -                  -
                                                         ----------------    ---------------    ---------------    --------------

Balance at March 31, 2003.......................         $     703,300       $  31,177,600      $    (63,000)      $ 31,817,900
                                                         ================    ===============    ===============    ==============


    The accompanying notes are an integral part of these financial statements

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                      (A Pennsylvania Limited Partnership)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                                           2003
                                                                                    ------------------
Cash flows from operating activities:
Net income.......................................................................    $    31,200
Adjustments to reconcile net income to net cash provided by operating activities:
   Depletion and depreciation....................................................        136,800
   Increase in accounts receivable - affiliate...................................       (193,900)
   Increase in accrued liabilities...............................................         37,100
                                                                                    ------------------

Net cash provided by operating activities........................................         11,200

                                                                                    ------------------
Net increase in cash.............................................................         11,200
Cash at beginning of period......................................................            100
                                                                                    ------------------
Cash at end of period............................................................   $     11,300
                                                                                    ==================


    The accompanying notes are an integral part of these financial statements

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                      (A Pennsylvania Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2003

NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         The financial statements of Atlas America Public #11-2002 Ltd. (the Partnership) for the three months ended March 31, 2003 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-KSB for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 may not necessarily be indicative of the results of operations for the year ending December 31, 2003.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

         For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Asset Retirement Obligations-Change in Accounting Principle
         SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") establishes requirements for accounting for the removal costs associated with asset retirements. The adoption of SFAS 143 on January 1, 2003 resulted in the recording of an additional $690,000 to oil and gas properties and equipment, representing the estimated future well plugging costs (as discounted to the present value at the dates the wells began operations). In addition, a corresponding retirement obligation liability of $690,000 was recorded, which will be accreted over the estimated life of the wells. Accumulated depreciation and depletion did not change as the additional cost basis associated with the plugging liability was offset by the estimated salvage value to be realized upon the disposal of the wells.

         Except for the item above, no other material retirement obligations associated with tangible long-lived assets have been determined.

Supplemental Cash Flow Information

         The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. Additionally, no cash was paid for interest or income taxes for the three months ended March 31, 2003.

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                      FOR THREE MONTHS ENDED MARCH 31, 2003

NOTE 4 - TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

         The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (Atlas), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

         o Administrative costs payable to Atlas at $75 per well per month. Administrative costs incurred for the three months ended March 31, 2003 were $7,400.

         o Monthly well supervision fees payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended March 31, 2003 were $24,200.

         o Transportation fees paid to Atlas range from $.29-$.35 per mcf. Transportation costs incurred for the three months ended March 31, 2003 were $20,100.

         o As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheet represents the net production revenues due from Atlas.


NOTE 5 - HEDGING ACTIVITIES

         The Partnership, through the Atlas' energy subsidiaries, enters into natural gas futures and option contracts to hedge the Partnership's exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange ("NYMEX") futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

         Atlas formally documents all relationships between hedging instruments and the items being hedged, including the risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the hedged asset. Atlas assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in fair value of hedged items. When it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, the Partnership will discontinue hedge accounting for the derivative and further changes in fair value for the derivative will be recognized immediately into earnings. Gains or losses on these instruments are accumulated in other comprehensive income (loss) to the extent that these hedges are deemed to be highly effective as hedges, and are recognized in earnings in the period in which the hedged item is recognized in earnings.

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                      FOR THREE MONTHS ENDED MARCH 31, 2003

NOTE 5 - HEDGING ACTIVITIES (Continued)

         At March 31, 2003, the Partnership had a share in 172 open natural gas futures contracts related to natural gas sales covering 41,800 dekatherm ("Dth") (net to the Partnership) maturing through September 2003 at a combined average settlement price of $3.59 per Dth. As these contracts qualify and have been designated as cash flow hedges, any gains or losses resulting from market price changes are deferred and recognized as a component of sales revenues in the month the gas is sold, unless the hedges are no longer "highly effective." Gains or losses on futures contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. The Partnership's net unrealized loss related to open NYMEX contracts was approximately $63,000 at March 31, 2003. The unrealized losses have been recorded as a liability in the Partnership's Balance Sheets and in Partner's Capital as a component of Accumulated Other Comprehensive Loss. The Partnership recognized a loss of $44,000 on settled contracts for the three months ended March 31, 2003. The Partnership recognized no gains or losses during the three months ended March 31, 2003 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges. As of March 31, 2003, all of the deferred net losses on derivative instruments included in accumulated other comprehensive loss are expected to be reclassified to earnings during the next six months.

         Although hedging provides the Partnership some protection against falling prices, these activities could also reduce the potential benefits of price increases, depending upon the instrument.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATIONS (UNAUDITED)

Forward-Looking Statements

         WHEN USED IN THIS FORM 10-QSB, THE WORDS "BELIEVES" "ANTICIPATES" "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES MORE PARTICULARLY DESCRIBED IN ITEM 1 OF OUR ANNUAL REPORT ON FORM 10-KSB. THESE RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD-LOOKING STATEMENTS WHICH WE MAY MAKE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

         The plan of operations and liquidity discussion should be read in conjunction with our Financial Statements and the notes to our Financial Statements.

         For the next 12 months our managing general partner believes that we have adequate capital to drill and develop approximately 167 gross (160.5 net) wells under our drilling and operating agreement. Our producing operations commenced in the first quarter of 2003. We expect all of our wells to be connected and producing by the end of our second quarter. Our wells are drilled primarily in western Pennsylvania and southern Ohio. Funds contributed by our investor partners and our managing general partner after our formation are the only funds available to us for drilling activities, no other wells will be drilled after this initial group. Although we estimate that 167 gross development wells will be drilled, we cannot guarantee that all of our proposed wells will be drilled or completed. Each of our proposed wells is unique and the ultimate costs incurred may be more or less than our current estimates. At March 31, 2003, 104 gross wells were online. The remaining wells are expected to be online by the end of our second quarter ending June 30, 2003.

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

         We have not and will not devote any funds to research and development activities and no new products or services will be introduced. We do not plan to sell any of our wells and will continue to produce them until they are depleted at which time they will be plugged and abandoned. We have no employees and rely on our managing general partner for management. See Item 9 "Directors, Executive Officers and Significant Employees, Compliance With Section 16(A) of the Exchange Act." As filed in our December 31, 2002 Form 10KSB.

Critical Accounting Policies

         The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to provision for possible losses, asset retirement obligations and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") establishes requirements for accounting for the removal costs associated with asset retirements. The adoption of SFAS 143 on January 1, 2003 resulted in the recording of our estimated future well plugging costs as an increase to oil and gas properties and an associated asset retirement obligation liability, which will be accreted over the estimated life of our wells. Depreciation and depletion will not increase due to adoption as the additional cost basis associated with the plugging liability was offset by the estimated salvage value to be realized upon disposal of our wells.

For a detailed discussion on the application of our remaining policies critical to our business operations and other accounting policies, see Note 2 of the "Notes to Financial Statements" in our Annual Report on Form 10-KSB.

ITEM 3.  CONTROLS AND PROCEDURES

         Atlas' Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) within 90 days prior to the filing date of this report. Based upon this evaluation, these officers believe that our disclosure controls and procedures are effective.

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the last evaluation of our internal controls by our Chief Executive Officer and Chief Financial Officer.


PART II.      OTHER INFORMATION

ITEM 6.  Reports on Form 8-K

         We have not filed any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Atlas America Public #11-2002 Ltd.

By:  (Signature and Title):          Atlas Resources, Inc.,
                                     Managing General Partner


By   (Signature and Title):         Freddie M. Kotek
                                    --------------------------------------
                                    Freddie M. Kotek,
                                    Chairman of the Board of Directors,
                                    Chief Executive Officer and President

Date:  May 15, 2003



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

Date:  May 15, 2003



By  (Signature and Title):          Nancy J. McGurk
                                    --------------------------------------
                                    Nancy J. McGurk,
                                    Senior Vice-President, Chief Financial
                                    Officer and Chief Accounting Officer
Date:  May 15, 2003

                                  EXHIBIT INDEX

                             Description                                             Location
                             -----------                                             --------

4(a)    Certificate of Limited Partnership for                                  Previously filed in the Form S-1 on June
        Atlas America Public #11-2002 Ltd.                                      21, 2002

4(b)    Amended and Restated Certificate and Agreement of Limited               Previously filed in the Form S-1 on June
        Partnership for Atlas America Public #11-2002 Ltd.                      21, 2002

10(a)   Drilling and Operating Agreement with exhibits                          Previously filed in the Form S-1 on June 21, 2002

99.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted            Page 16
        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted            Page 17
        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                 CERTIFICATIONS

I, Freddie M. Kotek, Chief Executive Officer of Atlas Resources, Inc. (managing general partner of the Partnership), hereby certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Atlas America Public #11-2002 Ltd.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                    By: Freddie M. Kotek
                    -------------------------------------------------------
                    Freddie M. Kotek
                    Chief Executive Officer of the Managing General Partner May 15, 2003

                                 CERTIFICATIONS

I, Nancy J. McGurk, Chief Financial Officer of Atlas Resources, Inc. (managing general partner of the Partnership), hereby certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Atlas America Public #11-2002 Ltd.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                    By: Nancy J. McGurk
                    -------------------------------------------------------
                    Nancy J. McGurk
                    Chief Financial Officer of the Managing General Partner May 15, 2003