Form 10QSB
period 2003-06-30
ATLAS AMERICA PUBLIC 11-2002 LTD
filed 2003-08-14
CIK 1175028

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                For the transition period from _______ to _______

                        Commission file number 333-90980

                       Atlas America Public #11-2002 Ltd.
                 (Name of small business issuer in its charter)

Pennsylvania                                                          02-0600231
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

311 Rouser Road
Moon Township, PA                                                          15108
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

                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10QSB

PART I.      FINANCIAL INFORMATION                                                                                    PAGE

Item 1.       Financial Statements

              Balance Sheets as of June 30, 2003 (Unaudited) and December 31, 2002..................................      3

              Statements of Operations for the Three Months and Six Months Ended
                June 30, 2003 (Unaudited)...........................................................................      4

              Statement of Partners' Capital Accounts for the Six Months Ended June 30, 2003 (Unaudited)............      5

              Statements of Cash Flows for the Six Months Ended June 30, 2003 (Unaudited)...........................      6

              Notes to Financial Statements (Unaudited).............................................................   7-10

Item 2.       Management's Plan of Operations ......................................................................  11-12

Item 3.       Controls and Procedures...............................................................................     12

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K......................................................................     13

SIGNATURES..........................................................................................................     14

CERTIFICATIONS......................................................................................................  15-18

                                     PART I


ITEM 1.       FINANCIAL STATEMENTS


                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                      (A Pennsylvania Limited Partnership)

                                 BALANCE SHEETS

                                                                                       June 30,           December 31,
                                                                                         2003                2002
                                                                                     ------------        -------------
                                                                                      (Unaudited)
                                        ASSETS
Current Assets:
Cash...........................................................................      $    868,400        $         100
Accounts receivable - affiliate................................................         1,668,500                    -
                                                                                     ------------        -------------
      Total current assets.....................................................         2,536,900                  100

Oil and gas properties (successful efforts)....................................        38,396,600           31,849,600
  Less accumulated depletion and depreciation..................................        (1,022,700)                   -
                                                                                     ------------        -------------
                                                                                       37,373,900           31,849,600
                                                                                     ------------        -------------
                                                                                     $ 39,910,800        $  31,849,700
                                                                                     ------------        -------------


                           LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accrued liabilities............................................................      $     51,900        $           -
Unrealized hedging losses......................................................            40,600                    -
                                                                                     ------------        -------------
      Total current liabilities................................................            92,500                    -

Asset retirement obligations...................................................           710,700                    -

Partners' capital:
  Managing General Partner.....................................................         7,149,500              671,600
  Limited Partners (3,126.55 units)............................................        31,998,700           31,178,100
  Accumulated other comprehensive income (loss)................................           (40,600)                   -
                                                                                     ------------        -------------
                                                                                       39,107,600           31,849,700
                                                                                     ------------        -------------
                                                                                     $ 39,910,800        $  31,849,700
                                                                                     ============        =============

    The accompanying notes are an integral part of these financial statements

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                      (A Pennsylvania Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended            Six Months Ended
                                                                  June 30,                     June 30,
                                                                   2003                          2003
                                                              ----------------             ---------------
REVENUES:
Natural gas and oil sales................................     $      2,628,600             $     2,854,300
Interest income..........................................                    -                       4,500
                                                              ----------------             ---------------
         Total revenues..................................            2,628,600                   2,858,800

COST AND EXPENSES:
Production expenses......................................              277,300                     328,200
Depletion and depreciation of oil and gas properties.....              906,600                   1,043,400
General and administrative expenses......................               34,400                      45,700
                                                              ----------------             ---------------
         Total expenses..................................            1,218,300                   1,417,300
                                                              ----------------             ---------------
Net Income                                                    $      1,410,300             $     1,441,500
                                                              ================             ===============


Allocation of net income:
     Managing General Partner............................     $        589,200             $       620,900
                                                              ================             ===============
     Limited Partners....................................     $        821,100             $       820,600
                                                              ================             ===============
     Net Income per limited partnership unit                  $            263             $           262
                                                              ================             ===============

    The accompanying notes are an integral part of these financial statements

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                      (A Pennsylvania Limited Partnership)

                     STATEMENT OF PARTNERS' CAPITAL ACCOUNTS
                         SIX MONTHS ENDED JUNE 30, 2003
                                   (Unaudited)

                                                                                                    Accumulated
                                                            Managing                                   Other
                                                            General               Limited          Comprehensive
                                                            Partner              Partners           Income(loss)          Total
                                                         ------------          -------------        ------------      ------------
Balance at January 1, 2003..........................     $    671,600          $  31,178,100         $        -       $ 31,849,700

Participation in revenue and expenses:
       Net production revenues......................          808,400              1,717,700                  -          2,526,100
       Interest income..............................            1,400                  3,100                  -              4,500
       Depletion and depreciation...................         (174,300)              (869,100)                 -         (1,043,400)
       General and administrative...................          (14,600)               (31,100)                 -            (45,700)
                                                         ------------          -------------         ----------       ------------
           Net Income...............................          620,900                820,600                  -          1,441,500

   Cash flow hedge losses reclassified to gas sales                 -                      -            322,500            322,500
   Change in fair value of cash flow hedges.........                -                      -           (363,100)          (363,100)

   Tangible well equipment contributed by
   Managing General Partner.........................        5,857,000                      -                  -          5,857,000
                                                         ------------          -------------         ----------       ------------
Balance at June 30, 2003............................     $  7,149,500          $  31,998,700         $  (40,600)      $ 39,107,600
                                                         ============          =============         ==========       ============

    The accompanying notes are an integral part of these financial statements

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                      (A Pennsylvania Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                          2003
                                                                                    ----------------
Cash flows from operating activities:
Net income.......................................................................    $     1,441,500
Adjustments to reconcile net income to net cash provided by operating activities:
   Depletion and depreciation....................................................          1,043,400
   Increase in accounts receivable - affiliate...................................         (1,668,500)
   Increase in accrued liabilities...............................................             51,900
                                                                                    ----------------

Net cash provided by operating activities........................................            868,300


Cash flows from financing activities:
Capital distributions............................................................                  -
                                                                                    ----------------

Net cash used in financing activities............................................                  -
                                                                                    ----------------
Net increase in cash.............................................................            868,300
Cash at beginning of period......................................................                100
                                                                                    ----------------
Cash at end of period............................................................   $        868,400
                                                                                    ================

    The accompanying notes are an integral part of these financial statements

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                      (A Pennsylvania Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2003

NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         The financial statements of Atlas America Public #11-2002 Ltd. (the Partnership) for the six months ended June 30, 2003 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-KSB for the year ended December 31, 2002. The results of operations for the six months ended June 30, 2003 may not necessarily be indicative of the results of operations for the year ending December 31, 2003.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

         For cash, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Asset Retirement Obligations-Change in Accounting Principle

         SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") establishes requirements for accounting for the removal costs associated with asset retirements. The adoption of SFAS 143 on January 1, 2003 resulted in the recording of an additional $690,000 to oil and gas properties and equipment, representing the estimated future well plugging costs discounted to their present value. In addition, a corresponding retirement obligation liability of $690,000 was recorded, which will be accreted over the estimated life of the wells.

A reconciliation of the Company's liability for plugging and abandonment costs for the six months ending June 30, 2003, is as follows (in thousands):

      Asset retirement obligations at December 31, 2002           $        -
      Adoption of SFAS 143                                               690
      Accretion expense                                                   21
                                                                  ----------
      Asset retirement obligations at June 30, 2003               $      711
                                                                  ==========

         Except for the item above, no other material retirement obligations associated with tangible long-lived assets have been determined.

Supplemental Cash Flow Information

         The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. Additionally, no cash was paid for interest or income taxes for the three and six months ended June 30, 2003 and 2002. Non-cash activity for the six-months ended June 30, 2003, was $5,857,000 in tangible well equipment contributed by the Managing General Partner.

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                       FOR SIX MONTHS ENDED JUNE 30, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Financial Accounting Standards

         In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149 ("SFAS 149") "Amendment of Statement 133 on Derivative Instruments and Hedging Activates." SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and amends and clarifies financial accounting and reporting for derivative instruments. The Partnership believes that adoption of SFAS 149 will not have a material effect on its financial position or results of operations.

         In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding and requires a guarantor to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken. The initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 by the Partnership did not have a material effect on its consolidated financial position or results of operations.


NOTE 3 - COMPREHENSIVE INCOME

         The following table presents comprehensive income for the periods indicated:

                                                       Three Months Ended         Six Months Ended
                                                            June 30,                  June 30,
                                                              2003                      2003
                                                         -------------             -------------
Net Income.....................................          $   1,410,300             $   1,441,500
Other comprehensive income (loss):
  Unrealized holding (losses) gains arising
     during the period.........................               (256,100)                 (363,100)
     Less: reclassification adjustment for
       losses realized in net income...........                278,500                   322,500
                                                         -------------             -------------
Comprehensive income......................               $   1,432,700             $   1,400,900
                                                         =============             =============

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                       FOR SIX MONTHS ENDED JUNE 30, 2003

NOTE 4 - TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

         The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (Atlas), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

         o Administrative costs payable to Atlas at $75 per well per month. Administrative costs incurred for the three and six months ended June 30, 2003 were $ 24,000 and $31,000 respectively.

         o Monthly well supervision fees payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three and six months ended June 30, 2003 were $ 79,000 and $103,000 respectively.

         o Transportation fees paid to Atlas range from $.29-$.35 per mcf. Transportation costs incurred for the three and six months ended June 30, 2003 were $144,000 and $164,000 respectively.

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

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                       FOR SIX MONTHS ENDED JUNE 30, 2003

NOTE 5 - HEDGING ACTIVITIES (CONTINUED)

         At June 30, 2003, the Partnership had a share in 67 open natural gas futures contracts related to natural gas sales covering 22,500 dekatherm ("Dth") (net to the Partnership) maturing through September 2003 at a combined average settlement price of $3.63 per Dth. The fair market value of these contracts is $82,000 and they qualify and have been designated as cash flow hedges, any gains or losses resulting from market price changes are deferred and recognized as a component of sales revenues in the month the gas is sold, unless the hedges are no longer "highly effective." Gains or losses on futures contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. The Partnership's net unrealized loss related to open NYMEX contracts was approximately $40,600 at June 30, 2003. The unrealized losses have been recorded as a liability in the Partnership's Balance Sheets and in Partner's Capital as a component of Accumulated Other Comprehensive Loss. The Partnership recognized a loss of $322,500 on settled contracts for the six months ended June 30, 2003. The Partnership recognized no gains or losses during the six months ended June 30, 2003 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges. As of June 30, 2003, all of the deferred net losses on derivative instruments included in accumulated other comprehensive loss are expected to be reclassified to earnings during the next three months.

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

         During our initial 12 months our managing general partner believes that we have adequate capital to drill and develop approximately 167 gross (160.5 net) wells under our drilling and operating agreement. Our producing operations commenced in the first quarter of 2003 and substantially all of our wells were connected and producing by the end of our second quarter ended June 30, 2003. Our wells are drilled primarily in western Pennsylvania and southern Ohio. Funds contributed by our investor partners and our managing general partner after our formation are the only funds available to us for drilling activities, no other wells will be drilled after this initial group of 167 gross wells. Although we estimate that 167 gross development wells will be drilled, we cannot guarantee that all of our proposed wells will be drilled or completed. Each of our proposed wells is unique and the ultimate costs incurred may be more or less than our current estimates. At June 30, 2003, 153 gross wells were online

         Our ongoing operating and maintenance costs are expected to be fulfilled through revenues from the sale of our gas and oil production. Although we do not anticipate a shortfall to pay for our ongoing expenses, if one were to occur, funds will be borrowed from our managing general partner or its affiliates, which are not contractually committed to make a loan. The amount we may borrow may not at any time exceed 5% of our total subscriptions and no borrowings will be obtained from third parties.

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

         For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see Note 2 of the "Notes to Financial Statements" in our Annual Report on Form 10-KSB.

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

         Exhibit 31.1, Certification of Freddie M. Kotek, Chief Executive Officer of the Managing General Partner to Rule 13a-14(a)/15d-14(a) certifications, filed herewith.

         Exhibit 31.2, Certification of Nancy J. McGurk, Chief Financial Officer of the Managing General Partner to Rule 13a-14(a)/15d-14(a) certifications, filed herewith.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and reports on Form 8-K

              We have not filed any reports on Form 8-K during the last quarter of the period covered by this report.

                                  EXHIBIT INDEX

                 Description                             Location
                 -----------                             --------
4(a)    Certificate of Limited Partnership     Previously filed in the Form S-1 on
        for Atlas America Public #11-2002      June 21, 2002
        Ltd.

4(b)    Amended and Restated Certificate and   Previously filed in the Form S-1 on
        Agreement of Limited Partnership for   June 21, 2002
        Atlas America Public #11-2002 Ltd.

10(a)   Drilling and Operating Agreement with  Previously filed in the Form S-1 on
        exhibits                               June 21, 2002

31.1    Certification pursuant to rule         Page 15
        13a-14(a)/15d-14(a) Certifications

31.2    Certification pursuant to rule         Page 16
        13a-14(a)/15d-14(a) Certifications

99.1    Certification Pursuant to 18 U.S.C.
        Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act
        of 2002                                Page 17

99.1    Certification Pursuant to 18 U.S.C.
        Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act
        of 2002                                Page 18

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Atlas America Public #11-2002 Ltd.

By:  (Signature and Title):     Atlas Resources, Inc., Managing General Partner


By   (Signature and Title):     /s/ Freddie M. Kotek
                                -----------------------------------------------
                                Freddie M. Kotek,  Chairman of the Board of
                                Directors, Chief Executive Officer and President

Date:  August 14, 2003



        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By (Signature and Title):       /s/ Freddie M. Kotek
                                -----------------------------------------------
                                Freddie M. Kotek, Chairman of the Board of
                                Directors, Chief Executive Officer and President

Date:  August 14, 2003



By (Signature and Title):       /s/ Nancy J. McGurk
                                -----------------------------------------------
                                Nancy J. McGurk, Senior Vice-President, Chief
                                Financial Officer and Chief Accounting Officer
Date:  August 14, 2003