Form 10QSB
period 2003-09-30
ATLAS AMERICA PUBLIC 11-2002 LTD
filed 2003-11-14
CIK 1175028

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB
(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                For the transition period from _______ to _______

                        Commission file number 333-90980

                       Atlas America Public #11-2002 Ltd.
                 (Name of small business issuer in its charter)

       Pennsylvania                                               02-0600231
--------------------------------                             -------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

           311 Rouser Road
          Moon Township, PA                                         15108
----------------------------------------                          ---------
(Address of principal executive offices)                          (Zip code)

Issuer's telephone number, including area code:  (412) 262-2830

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                      (A Pennsylvania Limited Partnership)
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10QSB


PART I.      FINANCIAL INFORMATION                                                                                     PAGE

Item 1.       Financial Statements

              Balance Sheets as of September 30, 2003 (Unaudited) and December 31, 2002.............................      3

              Statements of Operations for the Three Months and Nine Months Ended
                September 30, 2003 (Unaudited)......................................................................      4

              Statement of Partners' Capital Accounts for the Nine Months Ended September 30, 2003 (Unaudited)......      5

              Statements of Cash Flows for the Nine Months Ended September 30, 2003 (Unaudited).....................      6

              Notes to Financial Statements (Unaudited).............................................................   7-10

Item 2.       Management's Plan of Operations ......................................................................  11-12

Item 3.       Controls and Procedures...............................................................................     12

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K......................................................................     13

SIGNATURES    ......................................................................................................     14

CERTIFICATIONS......................................................................................................  15-18

                                                           PART I


ITEM 1.       FINANCIAL STATEMENTS


                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                      (A Pennsylvania Limited Partnership)

                                 BALANCE SHEETS



                                                                     September 30,          December 31,
                                                                         2003                    2002
                                                                     ------------           ------------
                                                                      (Unaudited)
                         ASSETS
Current Assets:
Cash                                                                 $    924,000           $        100
Accounts receivable - affiliate                                         1,758,600                      -
                                                                     ------------           ------------
          Total current assets                                          2,682,600                    100

Oil and gas properties (successful efforts)                            37,725,800             31,849,600
   Less accumulated depletion and depreciation                         (2,391,000)                     -
                                                                     ------------           ------------
                                                                       35,334,800             31,849,600
                                                                     ------------           ------------
                                                                     $ 38,017,400           $ 31,849,700
                                                                     ============           ============


            LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accrued liabilities                                                  $     35,800           $          -
                                                                     ------------           ------------
          Total current liabilities                                        35,800                      -

Asset retirement obligations                                              721,000                      -

Partners' capital:
   Managing General Partner                                             6,294,700                671,600
   Limited Partners (unlimited authorization 3,126.55 units
      issued and outstanding)                                          30,965,900             31,178,100
                                                                     ------------           ------------
                                                                       37,260,600             31,849,700
                                                                     ------------           ------------
                                                                     $ 38,017,400           $ 31,849,700
                                                                     ============           ============




    The accompanying notes are an integral part of these financial statements

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                      (A Pennsylvania Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three Months Ended      Nine Months Ended
                                                                   September 30,           September 30,
                                                                       2003                    2003
                                                                    ----------               ----------
REVENUES:
Natural gas and oil sales                                          $2,766,200               $5,620,500
Interest income                                                             -                    4,500
                                                                   ----------               ----------
          Total revenues                                            2,766,200                5,625,000

COST AND EXPENSES:
Production expenses                                                   383,200                  711,400
Depletion and depreciation of oil and gas properties                1,368,200                2,390,900
Accretion of asset retirement obligations                              10,400                   31,100
General and administrative expenses                                    40,100                   85,800
                                                                   ----------               ----------
          Total expenses                                            1,801,900                3,219,200
                                                                   ----------               ----------
Net Income                                                         $  964,300               $2,405,800
                                                                   ==========               ==========


Allocation of net income:
   Managing General Partner                                        $  519,400               $1,140,300
                                                                   ==========               ==========
   Limited Partners                                                $  444,900               $1,265,500
                                                                   ==========               ==========
   Net Income per limited partnership unit                         $      142               $      405
                                                                   ==========               ==========



   The accompanying notes are an integral part of these financial statements

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                      (A Pennsylvania Limited Partnership)

                     STATEMENT OF PARTNERS' CAPITAL ACCOUNTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (Unaudited)

                                                                                            Accumulated
                                                         Managing                              Other
                                                         General           Limited         Comprehensive
                                                         Partner           Partners        Income (loss)          Total
                                                      ------------       ------------      -------------       ------------
Balance at January 1, 2003                            $    671,600       $ 31,178,100     $            -       $ 31,849,700

Participation in revenue and expenses:
     Net production revenues                             1,570,900          3,338,200                  -          4,909,100
     Interest income                                         1,400              3,100                  -              4,500
     Depletion and depreciation                           (399,400)        (1,991,500)                 -         (2,390,900)
     Accretion of asset retirement obligations              (5,200)           (25,900)                 -            (31,100)
     General and administrative                            (27,400)           (58,400)                 -            (85,800)
                                                      ------------       ------------       ------------       ------------
          Income from operations                         1,140,300          1,265,500                  -          2,405,800


Cash flow hedge losses reclassified to gas sales                 -                  -            649,300            649,300
Change in fair value of cash flow hedges                         -                  -           (649,300)          (649,300)

Distributions to partners                                 (703,400)        (1,477,700)                 -         (2,181,100)

Tangible well equipment contributed by
Managing General Partner                                 5,186,200                  -                  -          5,186,200
                                                      ------------       ------------       ------------       ------------

Balance at September 30, 2003                         $  6,294,700       $ 30,965,900      $           -       $ 37,260,600
                                                      ============       ============       ============       ============






     The accompanying notes are an integral part of this financial statement

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                      (A Pennsylvania Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                                           2003
                                                                                    -----------------
Cash flows from operating activities:
Net income                                                                             $ 2,405,800
Adjustments to reconcile net income to net cash provided by operating activities:
   Depletion and depreciation                                                            2,390,900
   Accretion of asset retirement obligations                                                31,100
   Increase in accounts receivable - affiliate                                          (1,758,600)
   Increase in accrued liabilities                                                          35,800
                                                                                       -----------

Net cash provided by operating activities                                                3,105,000


Cash flows from financing activities:
Capital distributions                                                                   (2,181,100)
                                                                                       -----------

Net cash used in financing activities                                                   (2,181,100)
                                                                                       -----------
Net increase in cash                                                                       923,900
Cash at beginning of period                                                                    100
                                                                                       -----------
Cash at end of period                                                                  $   924,000
                                                                                       ===========




    The accompanying notes are an integral part of these financial statements

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                      (A Pennsylvania Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2003

NOTE 1 - MANAGEMENT'S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

         The financial statements of Atlas America Public #11-2002 Ltd. (the Partnership) for the three and nine months ended September 30, 2003 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-KSB for the year ended December 31, 2002. The results of operations for the three and nine months ended September 30, 2003 may not necessarily be indicative of the results of operations for the year ending December 31, 2003.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

         For cash, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Asset Retirement Obligations-Change in Accounting Principle

         SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") establishes requirements for accounting for the removal costs associated with asset retirements. The adoption of SFAS 143 on January 1, 2003 resulted in the recording of an additional $689,900 to oil and gas properties representing the estimated future well plugging costs discounted to their present value. In addition, a corresponding retirement obligation liability of $689,900 was recorded, which will be accreted over the estimated life of the wells.

A reconciliation of the Company's liability for plugging and abandonment costs for the nine months ending September 30, 2003, is as follows:

             Asset retirement obligations at December 31, 2002    $      -
             Adoption of SFAS 143                                  689,900
             Accretion expense                                      31,100
                                                                  --------
             Asset retirement obligations at September 30, 2003   $721,000
                                                                  ========

         Except for the item above, no other material retirement obligations associated with tangible long-lived assets have been determined.

Supplemental Cash Flow Information

         The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid by the partnership for interest or income taxes for the nine months ended September 30, 2003 and 2002. Non-cash financing activity for the nine months ended September 30, 2003, was $5,186,200 in tangible well equipment contributed by the Managing General Partner, in exchange for the general partnership interest in the Partnership.

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                    FOR NINE MONTHS ENDED SEPTEMBER 30, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Financial Accounting Standards

         In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149 ("SFAS 149") "Amendment of Statement 133 on Derivative Instruments and Hedging Activates." SFAS 149 is effective for contracts entered into or modified after September 30, 2003 and amends and clarifies financial accounting and reporting for derivative instruments. The Partnership believes that adoption of SFAS 149 will not have a material effect on its financial position or results of operations.

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

         In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement requires that certain instruments that were previously classified as equity on a company's statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership's financial instruments do not have a mandatory redemption feature, therefore it does not expect that the adoption of this Statement will have a material impact on its results of operations or financial position.

NOTE 3 - COMPREHENSIVE INCOME

         The following table presents comprehensive income for the periods indicated:

                                                    Three Months Ended       Nine Months Ended
                                                        September 30,          September 30,
                                                            2003                    2003
                                                    ------------------       ------------------

Net Income                                             $   964,300              $ 2,405,800
Other comprehensive income:
   Unrealized holding losses arising during
      the period                                          (286,200)                (649,300)
   Reclassification adjustment for losses
         realized in net income                            326,800                  649,300
                                                       -----------              -----------
Comprehensive income                                   $ 1,004,900              $ 2,405,800
                                                       ===========              ===========

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                    FOR NINE MONTHS ENDED SEPTEMBER 30, 2003

NOTE 4 - TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

         The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (Atlas), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

         o Administrative costs payable to Atlas at $75 per well per month. Administrative costs incurred for the three and nine months ended September 30, 2003 were $34,600 and $65,600 respectively.

         o Monthly well supervision fees payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three and nine months ended September 30, 2003 were $111,900 and $214,900 respectively.

         o Transportation fees paid to Atlas range from $.29-$.35 per mcf. Transportation costs incurred for the three and nine months ended September 30, 2003 were $159,400 and $323,400 respectively.

         o As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheet represents the net production revenues due from Atlas.

NOTE 5 - HEDGING ACTIVITIES

         The Partnership, through the Atlas' energy subsidiaries from time to time, enters into natural gas futures and option contracts to hedge the Partnership's exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange ("NYMEX") futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

         Atlas formally documents all relationships between hedging instruments and the items being hedged, including the risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the hedged asset. Atlas assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in fair value of hedged items. When it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, the Partnership will discontinue hedge accounting for the derivative and changes in fair value for the derivative will be recognized immediately into earnings. Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX and are accumulated in other comprehensive income (loss) to the extent that these hedges are deemed to be highly effective as hedges, and are recognized in earnings in the period in which the hedged item is recognized in earnings.

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                      (A Pennsylvania Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                    FOR NINE MONTHS ENDED SEPTEMBER 30, 2003

NOTE 5 - HEDGING ACTIVITIES (CONTINUED)

         At September 30, 2003, the Partnership did not have a share in any open natural gas futures contracts. However, the Partnership recognized a loss of $649,300 on settled contracts for the nine months ended September 30, 2003. The Partnership recognized no gains or losses during the nine month period ended September 30, 2003 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

         Although hedging can provide the Partnership some protection against falling prices, these activities could also reduce the potential benefits of price increases, depending upon the instrument.

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

         During our initial 12 months our managing general partner believes that we have adequate capital to drill and develop approximately 167 gross (160.5 net) wells under our drilling and operating agreement. Our producing operations commenced in the first quarter of 2003 and substantially all of our wells were connected and producing by the end of our second quarter ended June 30, 2003. Our wells are drilled primarily in western Pennsylvania and southern Ohio. Funds contributed by our investor partners and our managing general partner after our formation are the only funds available to us for drilling activities, no other wells will be drilled after this initial group of 167 gross wells. Although we estimate that 167 gross development wells will be drilled, we cannot guarantee that all of our proposed wells will be drilled or completed. Each of our proposed wells is unique and the ultimate costs incurred may be more or less than our current estimates. At September 30, 2003, 164 gross wells were online

         Our ongoing operating and maintenance costs are expected to be fulfilled through revenues from the sale of our gas and oil production. Although we do not anticipate a shortfall to pay for our ongoing expenses, if one were to occur, funds will be borrowed from our managing general partner or its affiliates, which are not contractually committed to make a loan. The amount we may borrow may not at any time exceed 5% of our total subscriptions and no borrowings will be obtained from third parties.

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

Critical Accounting Policies

         The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and costs and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our provision for possible losses, asset retirement obligations and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K

         We have not filed any reports on Form 8-K during the last quarter of the period covered by this report.

                                  EXHIBIT INDEX


                             Description                                            Location
                             -----------                                            --------

4(a)     Certificate of Limited Partnership for                                 Previously filed in the Form
         Atlas America Public #11-2002 Ltd.                                     S-1 on June 21, 2002

4(b)     Amended and Restated Certificate and Agreement                         Previously filed in the Form
         of Limited Partnership for Atlas America Public #11-2002 Ltd.           S-1 on June 21, 2002


10(a)    Drilling and Operating Agreement with exhibits                         Previously filed in the Form
                                                                                S-1 on June 21, 2002

31.1     Certification pursuant to rule 13a-14(a)/15d-14(a)                     Page 15
         Certifications

31.2     Certification pursuant to rule 13a-14(a)/15d-14(a)                     Page 16
         Certifications

99.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted           Page 17
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted           Page 18
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


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

Atlas America Public #11-2002 Ltd.
By:  (Signature and Title):          Atlas Resources, Inc., Managing General
                                     Partner


By   (Signature and Title):         /s/ Freddie M. Kotek
                                    --------------------------------------------
                                    Freddie M. Kotek, Chairman of the Board of
                                    Directors, Chief Executive Officer and
                                    President

Date: 11/14/03
      --------

        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title):           /s/ Freddie M. Kotek
                                    --------------------------------------------
                                    Freddie M. Kotek, Chairman of the Board of
                                    Directors, Chief Executive Officer and
                                    President

Date: 11/14/03
      --------

By (Signature and Title):           /s/ Nancy J. McGurk
                                    --------------------------------------------
                                    Nancy J. McGurk, Senior Vice-President,
                                    Chief Financial Officer and Chief Accounting
                                    Officer

Date: 11/14/03
      --------