Form 10KSB/A
period 2002-12-31
ATLAS AMERICA PUBLIC 11-2002 LTD
filed 2003-12-04
CIK 1175028

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB/A

(Mark One)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 2002

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from _______ to _______

Commission file number 333-90980

Atlas America Public #11-2002 Ltd.
(Name of small business issuer in its charter)

Pennsylvania	02-0600231

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 Rouser Road, Moon Township, Pennsylvania 15108
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number (412) 262-2830
Securities registered under Section 12(b) of the Exchange Act

Title of each class	Name of each exchange on which registered

None	None

Securities registered under Section 12(g) of the Exchange Act

None
(Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No _____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.

     State issuer’s revenues for its most recent fiscal year. $0

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant. Not Applicable.

     Transitional Small Business Disclosure Format (check one):

Yes	No X

Back to Contents

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Pennsylvania Limited Partnership)
INDEX TO ANNUAL REPORT
ON FORM 10KSB/A

Back to Contents

PART I

ITEM 1.      DESCRIPTION OF BUSINESS

     General. We were formed as a Delaware limited partnership on June 5, 2002, with Atlas Resources, Inc. as our managing general partner. Our operations are scheduled to commence the first quarter of 2003. We will drill and operate wells located primarily in western Pennsylvania and southern Ohio. We have no employees and rely on our managing general partner for management. See Item 9 “Directors, Executive Officers and Significant Employees, Compliance With Section 16(A) of the Exchange Act.”

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

     Business Strategy. Once completed, our wells will produce natural gas and to a far lesser extent oil, which will be our only products. Most of our gas will be gathered and delivered to market through Atlas Pipeline Partners’ gas gathering system which is managed by an affiliate of our managing general partner. We do not plan to sell any of our wells and will continue to produce them until they are depleted at which time they will be plugged and abandoned. No other wells will be drilled beyond those initially drilled after our partnership formation. See Item 2 “Properties” for information concerning our wells.

     Our ongoing operating and maintenance costs are expected to be fulfilled through revenues from the sale of our gas and oil production. We will pay our managing general partner a monthly well supervision fee of $275 per well, as outlined in our drilling and operating agreement. This well supervision fee covers all normal and regularly recurring operating expenses for the production and sale of gas and to a lesser extent oil, such as:

•	well tending, routine maintenance and adjustment;

•	reading meters, recording production, pumping, maintaining appropriate books and records; and

•	preparing reports to us and to government agencies.

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

Back to Contents

     Markets and Competition. The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends upon numerous factors beyond our control, including the extent of domestic production, import of foreign natural gas and oil, political instability in oil and gas producing countries and regions, market demand, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Our managing general partner is responsible for selling our natural gas production, and its policy is to treat all wells in a given geographic area equally. Our natural gas will be sold as discussed in Item 2, Properties – Delivery Commitments. Historically, our managing general partner has not experienced problems selling natural gas and oil under such commitments, although prices we will receive will vary during and after the period, sometimes significantly. Product availability and price are the principal means of competition in selling natural gas and oil production. While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry. Without the commitments discussed in Item 2, Properties – Delivery Commitments our managing general partner may sell our gas through similar commitments to other purchasers or at existing spot market prices.

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

     Regulation of oil and gas producing activates. State regulatory agencies where a producing natural gas well is located provide a comprehensive statutory and regulatory scheme for oil and gas operations such as ours including supervising the production activities and the transportation of natural gas sold in intrastate markets. Our oil and gas operations in Pennsylvania are regulated by the Department of Environmental Resources, Division of Oil and Gas, and our oil and gas operations in Ohio are regulated by the Ohio Department of Natural Resources, Division of Oil and Gas. Among other things, the regulations involve:

•	new well permit and well registration requirements, procedures and fees;

•	minimum well spacing requirements;

•	restrictions on well locations and underground gas storage;

•	certain well site restoration, groundwater protection and safety measures;

•	landowner notification requirements;

•	certain bonding or other security measures;

•	various reporting requirements;

•	well plugging standards and procedures; and

•	broad enforcement powers.

Back to Contents

     Environmental and Safety Regulation. Under the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Oil Pollution Act of 1990, the Clean Air Act, and other federal and state laws relating to the environment, owners and operators of wells producing natural gas or oil, and pipelines, can be liable for fines, penalties and clean-up costs for pollution caused by the wells or the pipelines. Moreover, the owners’ or operators’ liability can extend to pollution costs from situations that occurred prior to their acquisition of the assets. Natural gas pipelines are also subject to safety regulation under the Natural Gas Pipeline Safety Act of 1968 and the Pipeline Safety Act of 1992 which, among other things, dictate the type of pipeline, quality of pipeline, depth, methods of welding and other construction-related standards. State public utility regulators in Ohio and Pennsylvania have either adopted federal standards or promulgated their own safety requirements consistent with the federal regulations.

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

Where can you find more information. We will file Form 10KSB Annual Report and Form 10QSB Quarterly Report as well as other non-recurring special purpose reports with the Securities and Exchange Commission. A complete list of our filings is available on the Securities and Exchange Commission’s website at WWW.SEC.GOV. Any of our filings are also available at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The Public Reference Room may be contacted at 1-800- SEC-0330 for further information.

Additionally, our Managing General Partner will provide you copies of any of these reports without charge. Such requests should be made to:

Atlas America Public #11-2002 Ltd.
311 Rouser Road
Moon Township, PA 15108

Back to Contents

ITEM 2.      PROPERTIES

     Drilling Activity. At December 31, 2002, we have drilled and completed eight wells. All the wells drilled were development wells, which means a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

	Development Wells

	Productive (1)		Dry (2)

	Gross (3)	Net (4)	Gross (3)	Net (4)

At December 31, 2002	8	8	—	—

(1)	A “productive well” generally means a well that is not a dry hole.
(2)	A “dry hole” generally means a well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well. The term “completion” refers to the installation of permanent equipment for the production of oil or gas or, in the case of a dry hole, to the reporting of abandonment to the appropriate agency.
(3)	A “gross” well is a well in which we have a working interest.
(4)	A “net” well equals the actual working interest we own in one gross well divided by one hundred. For example, a 50% working interest in a well is one gross well, but a .50 net well.

     Summary of Productive Wells. The table below shows the number of our productive gross and net wells at December 31, 2002, in which we have a working interest. All of our wells are classified as gas wells.

	Number of Productive Wells

Location	Gross	Net

Pennsylvania	8	8
Ohio	—	—

Total	8	8

     Production. We began to sell production from our productive wells in the first quarter of 2003, consequently we do not have any production information to report through December 31, 2002.

Back to Contents

     Natural Gas and Oil Reserve Information. The following tables summarize information regarding our estimated proved natural gas and oil reserves as of the dates indicated. All of our reserves are located in the United States. We base our estimates relating to our proved natural gas reserves and future net revenues of natural gas reserves upon internally prepared reports. In accordance with SEC guidelines, we make the SEC PV-10 estimates of future net cash flows from proved reserves using natural gas sales prices in effect as of the dates of the estimates which are held constant throughout the life of the properties. We based our estimates of proved reserves upon the following weighted average prices:

At December 31, 2002

Natural gas (per mcf)	$5.15
Oil (per bbl)	$—

     Reserve estimates are imprecise and may change as additional information becomes available. Furthermore, estimates of natural gas and oil reserves, of necessity, are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve reports of other engineers might differ from the reports we prepared. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of this estimate. Future prices received from the sale of natural gas may be different from those we estimated in preparing our reports. The amounts and timing of future operating and development costs may also differ from those used. Accordingly, the reserves set forth in the following tables ultimately may not be produced and the proved undeveloped reserves may not be developed within the periods anticipated. You should not construe the estimated PV-10 values as representative of the fair market value of our proved natural gas properties. PV-10 values are based upon projected cash inflows, which do not provide for changes in natural gas and oil prices or for escalation of expenses and capital costs. The meaningfulness of these estimates depends upon the accuracy of the assumptions upon which they were based.

     We evaluate natural gas reserves at constant temperature and pressure. A change in either of these factors can affect the measurement of natural gas reserves. We deducted when applicable, operating costs, development costs and production-related and ad valorem taxes in arriving at the estimated future cash flows. We made no provision for income taxes, and based the estimates on operating methods and conditions prevailing as of the dates indicated. We cannot assure you that these estimates are accurate predictions of future net cash flows from natural gas reserves or their present value. For additional information concerning our natural gas reserves and estimates of future net revenues, see notes to our Financial Statements.

Back to Contents

At December 31, 2002, the Managing General Partner contributed well sites from their lease inventory. The wells are to be completed by the end of the second quarter of the fiscal year ending December 2003. Reserve information below relates only to those sites that were part of the Managing General Partner’s proved undeveloped lease inventory.

At December 31, 2002

Natural gas reserves – Proved Reserves (Mcf)(1)(5):
Proved developed reserves (2)(5)	—
Proved undeveloped reserves (3)(5)	2,333,025

Total proved reserves of natural gas	2,333,025

PV-10 estimate of cash flows of proved reserves (4):
Proved developed reserves	$—
Proved undeveloped reserves	5,134,800

Total PV-10 estimate	$5,134,800

(1)	“Proved reserves” generally are oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

(2)	“Proved developed reserves” generally are oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(3)	“Proved undeveloped reserves” generally are oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled.

(4)	The present value of estimated future net cash flows is calculated by discounting estimated future net cash flows by 10% annually.

(5)	Please see Regulation S-X rule 4-10 for complete definitions of each reserve category.

     We have not filed any estimates of our oil and gas reserves with, nor were such estimates included in any reports to, any Federal or foreign governmental agency other than the SEC within the 12 months before the date of this filing. For additional information concerning oil and gas reserves and activities, see the notes to our Financial Statements.

Back to Contents

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

	Undeveloped Acreage (3)		Developed Acreage

Location	Gross (1)	Net (2)	Gross	Net

Pennsylvania	4,168	4,095	−	−
Ohio	100	100	−	−

Total	4,268	4,195	−	−

(1)	A “gross” acre is an acre in which we own a working interest.
(2)	A “net” acre equals the actual working interest we own in one gross acre divided by one hundred. For example, a 50% working interest in an acre is one gross acre, but a .50 net acre.
(3)	“Undeveloped acreage” is those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not the acreage contains proved reserves.

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

Back to Contents

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

     Pricing for gas and oil production has been volatile and unpredictable for many years. To hedge exposure to changing natural gas prices our managing general partner uses financial hedges. In addition, our contract with First Energy Solutions Corporation, a full service gas marketer, permits us, at our managing general partner’s discretion, to designate a portion of our production to be delivered at a future date within the contract terms, at current market prices. However, these transactions are not derivatives to us. We essentially are locking in the sale price of our gas with First Energy prior to it being produced. Once designated we, cannot offset our position under the contract and are required to deliver the production to the delivery point. Thus, our managing general partner limits these arrangements to much smaller quantities than those projected to be available at any delivery point. The price paid by First Energy Solutions Corporation for certain volumes of natural gas sold pursuant to these agreements, may be significantly different than the underlying monthly spot market value in the month the gas is produced. With respect to financial hedges, our managing general partner purchases and sells natural gas futures and options contracts to limit our exposure to pricing change. These contracts may include regulated NYMEX futures and options contracts and non-regulated over-the-counter contracts with qualified counter-parties and generally cover periods from one month to up to two years in the future. To assure that the financial instruments will be used solely for hedging price risk and not for speculative purposes, our managing general partner has established a committee to assure that all financial trading is done in compliance with hedging policies, procedures and risk management objectives. Our managing general partner has not and does not intend to contract for positions that it cannot offset with actual production. Although hedging provides our managing general partner’s partnerships, including us, some protection against falling prices, these activities could also reduce the potential benefit from price increases, depending on the instrument. The portion of our natural gas that is hedged changes from time to time.

ITEM 3.      LEGAL PROCEEDINGS

          None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None.

Back to Contents

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

     Market Information. There is no established public trading market for our units and we do not anticipate a market will develop. Our units may be transferred only in accordance with the provisions of Article VI of our partnership agreement which require that:

•	our managing general partner consent;

•	the transfer not result in materially adverse tax consequences to us; and

•	the transfer not violate federal or state securities laws.

An assignee of a unit may become a substituted partner only on meeting the following conditions:

•	the assignor gives the assignee the right;

•	our managing general partner consents to the substitution;

•	the assignee pays to us all costs and expenses incurred in connection with the substitution; and

•	the assignee executes and delivers the instruments which our managing general partner requires to effect the substitution and to confirm his or her agreement to be bound by the terms of our partnership agreement.

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

ITEM 6.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Forward-Looking Statements. When used in this Form 10-KSB/A, the words “believes” “anticipates” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1 of this report. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-KSB/A or to reflect the occurrence of unanticipated events.

     The plan of operations and liquidity discussion should be read in conjunction with our Financial Statements and the notes to our Financial Statements.

Back to Contents

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

     We have not and will not devote any funds to research and development activities and no new products or services will be introduced. We do not plan to sell any of our wells and will continue to produce them until they are depleted at which time they will be plugged and abandoned. We have no employees and rely on our managing general partner for management. See Item 9 “Directors, Executive Officers and Significant Employees, Compliance With Section 16(A) of the Exchange Act.”

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

     Recently issued Financial Accounting Standards. In July 2001, the Financial Accounting Standards Board issued SFAS 143, “Accounting for Asset Retirement Obligations”, which establishes requirements for the accounting for removal costs associated with asset retirements. SFAS 143 is effective for fiscal years beginning after June 15, 2002, and will require us to record a liability for our retirement obligations with the related transition adjustment reported as a cumulative affect of a change in accounting principle. We are currently assessing the impact of SFAS 143 on our consolidated financial statements.

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

     We have identified the following policies as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 2 of the “Notes to Financial Statements” in Item 7 of this report.

Back to Contents

     Reserve Estimates.  Our estimates of our proved natural gas and oil reserves and future net revenues from them will be based upon reserve analyses that rely upon various assumptions, including those required by the SEC, as to natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Any significant variance in these assumptions could materially affect the estimated quantity of our reserves. As a result, our estimates of our proved natural gas and oil reserves will be inherently imprecise. Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves may vary substantially from our estimates or estimates contained in the reserve reports. In addition, our proved reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing natural gas and oil prices, mechanical difficulties, governmental regulation and other factors, many of which are beyond our control.

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

     Classification of mineral rights.  Oil and gas properties include mineral rights with an estimated cost of $671,500. The Partnership does not currently consider these mineral rights to be material. The provisions of Statement of Financial Accounting Standards No. 141 (“SFAS 141”) “Business Combinations”, suggest that mineral rights may, in fact, be more appropriately classified as intangible assets.

     In connection with a review of the Partnership’s financial statements by the staff of the Securities and Exchange Commission, the Partnership has been made aware that an issue has arisen within the industry regarding the application of provisions of SFAS No. 142 “Goodwill and Intangible Assets” and SFAS No. 141 to entities in extractive industries, including gas and oil limited partnerships. The issue is whether SFAS No. 142 requires entities to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets on the balance sheet, apart from other capitalized gas and oil property costs. The Partnership has included the cost of these oil and gas leasehold interests as part of oil and gas properties. Also under consideration is whether SFAS No. 142 requires companies to provide the additional disclosures prescribed by SFAS No. 142 for intangible assets for costs associated with mineral rights.

     If it is ultimately determined that SFAS No. 142 requires the Partnership to reclassify costs associated with mineral rights from property and equipment to intangible assets, the amounts would be immaterial to the Partnership’s financial position. The reclassification of these amounts would not affect the method in which such costs are amortized or the manner in which the Partnership assesses impairment of capitalized costs. As a result, net income and cash flow would not be affected by the reclassification.

Back to Contents

ITEM 7.      FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Atlas America Public #11-2002 Ltd.
A Delaware Limited Partnership

We have audited the accompanying balance sheet of Atlas America Public #11-2002 Ltd., A Delaware Limited Partnership, as of December 31, 2002, and the related statements of operations and changes in partners’ capital accounts and cash flows for the period June 5, 2002 (date of formation) to December 31, 2002. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Grant Thornton LLP

Cleveland, Ohio
February 28, 2003

Back to Contents

Atlas America Public #11-2002 Ltd. (A Delaware Limited Partnership) BALANCE SHEET December 31, 2002

ASSETS

Cash	$100

Oil and gas properties well drilling contracts and leases	31,849,600

$31,849,700

PARTNERS’ CAPITAL

Partners’ capital:
Managing General Partner	$671,600
Other Partners (3,126.55 units)	31,178,100

$31,849,700

The accompanying notes to financial statements are an integral part of this statement.

Back to Contents

Atlas America Public #11-2002 Ltd. (A Delaware Limited Partnership) STATEMENT OF OPERATIONS AND CHANGES IN PARTNERS’ CAPITAL ACCOUNTS For the period June 5, 2002 (date of formation) to December 31, 2002

	Managing General Partner	Other Partners	Total

Balance at June 5, 2002	$—	$—	$—

Partners’ Capital Contributions
Cash	100	31,178,100	31,178,200
Organization costs	1,403,000	—	1,403,000
Syndication costs	3,273,700	—	3,273,700
Leasehold costs	671,500	—	671,500

	5,348,300	31,178,100	36,526,400

Syndication	(3,273,700)	—	(3,273,700)

Net partners capital contributions	2,074,600	31,178,100	33,252,700
Participation in revenue and expenses:
Organization costs	(1,403,000)	—	(1,403,000)

Net loss	(1,403,000)	—	(1,403,000)

Balance at December 31, 2002	$671,600	$31,178,100	$31,849,700

The accompanying notes to financial statements are an integral part of this statement.

Back to Contents

Atlas America Public #11-2002 Ltd. (A Delaware Limited Partnership) STATEMENT OF CASH FLOWS For the period June 5, 2002 (date of formation) to December 31, 2002

Cash Flows from Operating Activities:
Net loss	$(1,403,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Organization costs	1,403,000

Net cash provided by operating activities	—

Cash Flows from Investing Activities:
Oil and gas well drilling contracts paid to Managing General Partner	(31,178,100)

Net cash used in investing activities	(31,178,100)

Cash Flows from Financing Activities:
Partners’ capital contributions	31,178,200

Net cash provided by financing activities	31,178,200

NET INCREASE IN CASH	100

Cash at beginning of period	—

Cash at end of period	$100

Supplemental Schedule of Noncash Activities:

Assets contributed by Managing General Partner
Organization costs, expensed	$1,403,000
Lease costs, included in oil and gas properties	671,500
Syndication and offering costs, immediately charged to capital	3,273,700

$5,348,200

The accompanying notes to financial statements are an integral part of this statement.

Back to Contents

Atlas America Public #11-2002 Ltd.
(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

NOTE 1 – NATURE OF OPERATIONS

     Atlas America Public #11-2002 Ltd. (the “Partnership”) is a Delaware Limited Partnership which includes Atlas Resources, Inc. (“Atlas”) of Pittsburgh, Pennsylvania, as Managing General Partner and Operator, and subscribers to units as either Limited Partners or Investor General Partners depending upon their election. As of December 31, 2002, there were 1,025 investors who contributed $31,178,100. The Partnership was formed on June 5, 2002 to drill and operate gas wells located primarily in Western Pennsylvania and Southern Ohio. At December 31, 2002, the majority of the Partnership’s properties were scheduled for drilling. Operations are expected to commence in the first quarter of 2003. Recoverability of the cost of properties is dependent on the results of such development activities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      Oil and gas properties include mineral rights with an estimated cost of $671,500. The Partnership does not currently consider these mineral rights to be material. The provisions of Statement of Financial Accounting Standards No. 141 (“SFAS 141”) “Business Combinations”, suggest that mineral rights may, in fact, be more appropriately classified as intangible assets.

      In connection with a review of the Partnership’s financial statements by the staff of the Securities and Exchange Commission, the Partnership has been made aware that an issue has arisen within the industry regarding the application of provisions of SFAS No. 142 “Goodwill and Intangible Assets” and SFAS No. 141 to entities in extractive industries, including gas and oil limited partnerships. The issue is whether SFAS No. 142 requires entities to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets on the balance sheet, apart from other capitalized gas and oil property costs. The Partnership has included the cost of these oil and gas leasehold interests as part of oil and gas properties. Also under consideration is whether SFAS No. 142 requires companies to provide the additional disclosures prescribed by SFAS No. 142 for intangible assets for costs associated with mineral rights.

      If it is ultimately determined that SFAS No. 142 requires the Partnership to reclassify costs associated with mineral rights from property and equipment to intangible assets, the amounts would be immaterial to the Partnership’s financial position. The reclassification of these amounts would not affect the method in which such costs are amortized or the manner in which the Partnership assesses impairment of capitalized costs. As a result, net income and cash flow would not be affected by the reclassification.

Back to Contents

Atlas America Public #11-2002 Ltd.
(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     On an ongoing basis, the Partnership will estimate the costs of future dismantlement, restoration, reclamation, and abandonment of its gas and oil producing properties. Additionally, the Partnership will estimate salvage value of equipment recoverable upon abandonment. The Partnership expects that equipment salvage values will be sufficient to recover the estimated costs of future dismantlement, restoration, reclamation, and abandonment. However, should these estimated costs exceed the estimated salvage values, beginning three years after each well has been placed into production the managing general partner, as operator, may retain $200 of production revenues per month, per well to cover estimated future plugging and abandonment costs.

     Significant Estimates
     Certain amounts included in or affecting the Partnership’s financial statements and related disclosures must be estimated, requiring the Partnership to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared.

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Partnership to make estimates and assumptions that affect

•	the amount the Partnership reports for assets and liabilities
•	the Partnership gas and oil reserves
•	the amounts the Partnership reports for revenues and expenses during the reporting period

     Therefore, the reported amounts of the Partnership’s assets and liabilities, revenues and expenses and associated disclosures with respect to gas and oil reserves will necessarily be affected by these estimates. The Partnership will evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods the Partnership considers reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from the Partnership’s estimates. Any effects on the Partnership’s business, financial position, or results of operations resulting from revisions to these estimates will be recorded in the period in which the facts that give rise to the revision become known.

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

Back to Contents

Atlas America Public #11-2002 Ltd.
(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Major Customer
     The Managing General Partner has contracted to sell a majority of the Partnership’s gas production to First Energy Solutions Corporation. However, the market for gas and oil production is a diverse open market and other purchasers are readily available.

     Hedging Activities
     Atlas may use natural gas futures and option contracts to hedge the partnership’s exposure to changes in natural gas prices. The partnership will account for its portion of hedging activities under Statements of Financial Accounting Standards No. 133 (“SFAS 133”) Accounting for Derivative Instruments and Hedging Activates (as amended by SFAS 138). Under this statement, all derivative financial instruments are recognized in the financial statements as either assets or liabilities measured at fair value and the changes in the fair value recognized in income or other comprehensive income, depending on their classification.

     Comprehensive Income
     Comprehensive income includes net income and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income” and for the partnership will represent unrealized hedging gains and losses.

NOTE 3 – FEDERAL INCOME TAXES

     The Partnership is not treated as a taxable entity for federal income tax purposes. Any item of income, gain, loss, deduction or credit flows through to the partners as though each partner had incurred such item directly. As a result, each partner must take into account his pro rata share of all items of partnership income and deductions in computing his federal income tax liability.

Back to Contents

Atlas America Public #11-2002 Ltd.
(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

December 31, 2002

NOTE 4 – PARTICIPATION IN REVENUES AND COSTS (Continued)

     The Managing General Partner and the other partners will generally participate in revenues and costs in the following manner:

	Managing General Partner	Other Partners (3)

Organization and offering costs	100%	0%
Lease costs	100%	0%
Revenues	(1)	(1)
Operating costs, administrative costs, direct costs and all other costs	(2)	(2)
Intangible drilling costs and depletion	0%	100%
Tangible equipment costs and depreciation	66%	34%

(1)	Subject to the Managing General Partner’s subordination obligation, substantially all partnership revenues will be shared in the same percentage as capital contributions are to the total partnership capital contributions, except that the Managing General Partner will receive an additional 7% of the partnership revenues, which may not exceed 35%.

(2)	These costs will be charged to the partners in the same ratio as the related production revenues are credited.

(3)	Other Partners include both investor limited partners and investor general partners. General Partner units will automatically convert to limited partner units when all wells have been drilled and completed. Thereafter, each investor general partner will have limited liability as a limited partner under the Delaware Revised Uniform Limited Partnership Act with respect to his or her interest in the partnership.

NOTE 5 – TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

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

Atlas contributed all the undeveloped leases necessary to cover each of the Partnership’s prospects and received a credit to its capital account in the Partnership of $671,500.

As the Managing General Partner, Atlas performs all administrative and management functions for the Partnership. Atlas will receive an unaccountable, fixed payment reimbursement for their administrative costs at $75 per well per month. In addition, Atlas will be reimbursed for all direct costs expended on behalf of the Partnership. No administrative costs were incurred in 2002.

Back to Contents

Atlas America Public #11-2002 Ltd.
(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

December 31, 2002

NOTE 5 – TRANSACTIONS WITH ATLAS AND ITS AFFILIATES (Continued)

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

Anthem Securities, an affiliate of the managing general partner, received $3,274,000 in 2002 for fees, commissions and reimbursements as dealer–manager for the partnerships.

NOTE 6 – COMMITMENTS

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

NOTE 7 – SUBORDINATION OF MANAGING GENERAL PARTNER’S REVENUE SHARE

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

NOTE 8 – INDEMNIFICATION

     In order to limit the potential liability of any investor general partners, Atlas has agreed to indemnify each investor, that elects to be a general partner, from any liability incurred which exceeds such partner’s share of Partnership assets.

Back to Contents

Atlas America Public #11-2002 Ltd.
(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

December 31, 2002

NOTE 9 – NATURAL GAS AND OIL PRODUCING ACTIVITIES

The supplementary information summarized below presents the results of natural gas and oil activities in accordance with SFAS No. 69, “Disclosures About Oil and Gas Producing Activities”. Annually, reserve value information is provided to the investor partners pursuant to the partnership agreement. The partnership agreement provides a presentment feature whereby the managing general partner will buy partnership units, subject to annual limitations, based upon a valuation formula price in the partnership agreement. Therefore, reserve value information under SFAS No. 69 is not presented.

No consideration has been given in the following information to the income tax effect of the activities as the Partnership is not treated as a taxable entity for income tax purposes.

(1)      Capitalized Costs

The following table presents the capitalized costs related to natural gas and oil producing activities:

2002

Capitalized costs at December 31:
Oil and gas properties well drilling contracts	$31,178,100
Mineral interest in properties	671,500

Net capitalized costs	$31,849,600

(2)      Results of Operations for Oil and Gas Producing Activities

We began to sell production from completed wells in the first quarter of 2003, consequently no production information is reported through December 31, 2002.

(3)      Reserve Information (Unaudited)

The information presented below represents estimates of proved natural gas and oil reserves. Reserves are estimated in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual arrangements. Refer to regulation S-X rule 4-10 of the Securities and Exchange Commission contains complete definitions of each of the following reserve categories. Proved reserves are generally estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs. Proved developed reserves generally are those which are expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves generally means reserves that are expected to be recovered either from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. All reserves at December 31, 2002, are proved undeveloped reserves and are located in the Appalachian Basin. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future net revenues and the timing of development expenditures. The reserve data presented represents estimates only and should not be construed as being exact.

Back to Contents

Atlas America Public #11-2002 Ltd.
(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

December 31, 2002

NOTE 9 – NATURAL GAS AND OIL PRODUCING ACTIVITIES (Continued)

At December 31, 2002, the Managing General Partner contributed well sites from their lease inventory to drill an estimated 139 gross wells which are expected to be completed by the end of the second quarter of the fiscal year ending December 2003. All but thirteen of the well sites are extensions of current fields and do not have reserve information associated with them.

	2002

	Natural Gas (MCF)	Oil (BBLS)

Proved undeveloped reserves:
Beginning of period	—	—
Proved developed reserves	—
Proved undeveloped reserves	2,333,025
Production	—	—

Balance, December 31, 2002	2,333,025	—

Back to Contents

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

     Business of Atlas. Our managing general partner was incorporated in 1979 and its affiliate, Atlas Energy Group, Inc., an Ohio corporation which was the first of the Atlas group of companies, was incorporated in 1973. Atlas Energy Group serves as our operator in Ohio. As of September 30, 2002, our managing general partner and its affiliates had directly or through investments in partnerships similar to our interest in approximately 5,000 gross wells, including royalty or overriding interests in 600 wells. Our managing general partner or its’ affiliates operate 85% of these wells which are located in Ohio, Pennsylvania and New York.

     In September 1998, the Atlas Group, the former parent company of our managing general partner, merged into Atlas America, Inc., a newly formed wholly-owned subsidiary of Resource America, Inc. Resource America is a publicly-traded proprietary asset management company who is engaged in the energy, real estate and financial services sectors. Atlas America has and is continuing the existing business of Atlas Group and is headquartered at 311 Rouser Road, Moon Township, Pennsylvania 15108, which is also the managing general partner’s primary office.

Officers, Directors and Other Key Personnel The officers and directors of the managing general partner will serve until their successors are elected. The officers, directors, and key personnel of the managing general partner are as follows:

NAME	AGE	POSITION OR OFFICE

Freddie M. Kotek	46	Chairman of the Board of Directors, Chief Executive Officer and President
Frank P. Carolas	42	Executive Vice President – Land and Geology and a Director
Jeffrey C. Simmons	43	Executive Vice President – Operations and a Director
Jack L. Hollander	46	Senior Vice President – Direct Participation Programs
Nancy J. McGurk	47	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Michael L. Staines	53	Senior Vice President, Secretary and a Director

Back to Contents

With respect to the biographical information set forth below:

•	the approximate amount of an individual’s professional time devoted to the business and affairs of the managing general partner and Atlas America have been aggregated because there is no reasonable method for them to distinguish their activities between the two companies; and

•	for those individuals who also hold senior positions with other affiliates of the managing general partner, if it is stated that they devote approximately 100% of their professional time to the managing general partner and Atlas America, it is because either the other affiliates are not currently active in drilling new wells, such as Viking Resources or Resource Energy, and the individuals are not required to devote a material amount of their professional time to the affiliates, or there is no reasonable method to distinguish their activities between the managing general partner and Atlas America as compared with the other affiliates of the managing general partner, such as Viking Resources or Resource Energy.

Freddie M. Kotek. President and Chief Executive Officer since 2002 and Chairman of the Board of Directors since 2001. Mr. Kotek is employed by Resource America from 1993 to the present in various capacities and is currently Senior Vice President of Resource America. Mr. Kotek received a Bachelor of Arts degree from Rutgers College in 1977 with high honors in Economics. He also received a Master in Business Administration degree from the Harvard Graduate School of Business Administration in 1981. Mr. Kotek devotes approximately 80% of his professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of his professional time to the business and affairs of the managing general partner’s affiliates.

Frank P. Carolas. ExecutiveVice President-Land and Geology and a Director since January, 2001. Mr. Carolas also serves as Executive Vice President-Land and Geology of Atlas America since January, 2001 and a Director since January, 2002. Mr. Carolas served as Vice President of Land and Geology for the managing general partner from July 1999 until 2001 and for Atlas America from 1998 until 2001. Before that Mr. Carolas served as Vice President of Atlas Energy Group, Inc. from 1997 until 1998, which was the former parent company of the managing general partner. Mr. Carolas is a certified petroleum geologist and has been with Atlas Resources and its affiliates since 1981. He received a Bachelor of Science degree in Geology from Pennsylvania State University in 1981 and is an active member of the American Association of Petroleum Geologists. Mr. Carolas devotes approximately 100% of his professional time to the business and affairs of the managing general partner and Atlas America.

Jeffrey C. Simmons. ExecutiveVice President-Operations and a Director since January, 2001. Mr. Simmons also serves as Executive Vice President-Operations of Atlas America since January, 2001 and a Director since January, 2002. Mr. Simmons served as Vice President of Operations for the managing general partner from July 1999 until 2001 and for Atlas America from 1998 until 2001. Mr. Simmons also serves as Vice President of Atlas Energy Corp., Atlas Energy Group, Inc., PA Industrial Energy, Inc., Viking Resources, Corp., and Atlas Pipeline Partners G.P., President of REI-NY, Inc. and Resource Well Services, Inc., and Executive Vice President of Atlas Noble Corp. Mr. Simmons joined Resource America in 1986 as senior petroleum engineer. From 1988 through 1994 he served as director of production and as president of Resource Well Services, Inc., a subsidiary of Resource America. He was then promoted to vice president of Resource Energy, Inc., the

Back to Contents

energy subsidiary of Resource America formed in 1993. In 1997 he was promoted to executive vice president, chief operating officer and director of Resource Energy, Inc., a position he currently holds. Before Mr. Simmons’ career with Resource America, he had worked with Core Laboratories, Inc., of Dallas, Texas, and PNC Bank of Pittsburgh. Mr. Simmons received his Petroleum Engineering degree from Marietta College and his Masters degree in Business Administration from Ashland University. He is a Board Member of the Ohio Oil and Gas Association, the Independent Oil and Gas Association of New York, and the Ohio Section of the Society of Petroleum Engineers. Mr. Simmons devotes approximately 80% of his professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of his professional time to the business and affairs of the managing general partner’s affiliates, primarily Viking Resources and Resource Energy.

Jack L. Hollander. Senior Vice President – Direct Participation Programs since January, 2002. Mr. Hollander also serves as Senior Vice President – Direct Participation Programs of Atlas America since January, 2002. Mr. Hollander served as Vice President – Direct Participation Programs for the managing general partner and Atlas America from 2001 until January, 2002. Mr. Hollander began his career serving as in-house tax counsel for Integrated Resources, Inc., a large diversified financial services company from 1982 to 1990. He then went on to practice law with Rattet, Hollander & Pasternak with a concentration in tax matters, real estate transactions, and consulted with and assisted technology companies in raising capital until joining the managing general partner in January 2001. Mr. Hollander earned a Bachelor of Science degree from the University of Rhode Island in 1978, his law degree from Brooklyn Law School in 1981, and a Master of Law degree in Taxation from New York University School of Law Graduate Division in 1982. Mr. Hollander is a member of the New York State bar, the Investment Program Association, and the Financial Planning Association. Mr. Hollander devotes approximately 100% of his professional time to the business and affairs of the managing general partner and Atlas America.

Nancy J. McGurk. Senior Vice President, Chief Financial Officer and Chief Accounting Officer since January, 2002. Ms. McGurk also serves as Senior Vice President, Chief Financial Officer, and Chief Accounting Officer of Atlas America since January, 2002. Ms. McGurk served as Vice President, Chief Financial Officer and Chief Accounting Officer of the managing general partner and Atlas America from January, 2001 to January, 2002. Ms. McGurk has been Vice President of Resource America since 1992 and before that she had served as Treasurer and Chief Accounting Officer of Resource America since 1989. Also, since 1995 Ms. McGurk has served as Vice President – Finance of Resource Energy, Inc. Ms. McGurk devotes approximately 20% of her professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of her professional time to the business and affairs of the managing general partner’s affiliates.

Michael L. Staines. Senior Vice President, Secretary, and a Director since 1998. Mr. Staines is also Executive Vice President, Secretary, and a Director of Atlas America since 1998; Senior Vice President of Resource America since 1989; Secretary of Resource America from 1989 to 1998; Director of Resource America from 1989 to 2000; President, Secretary, and a Director of Resource Energy, Inc., an energy subsidiary of Resource America, since 1993; President of Atlas Pipeline Partners GP, LLC since 2001; and Chief Operating Officer, Secretary, and Managing Board Member of Atlas Pipeline Partners GP, LLC since its formation in 1999. Mr. Staines is a member of the Ohio Oil and Gas Association and the Independent Oil and Gas Association of New York. Mr. Staines received a Bachelor of Science degree from Cornell University in 1971 and a Master of Business degree from Drexel University in 1977. Mr. Staines devotes approximately 10% of his professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of his professional time to the business and affairs of the managing general partner’s affiliates.

Back to Contents

ITEM 10.      EXECUTIVE COMPENSATION

     We have no employees and rely on the employees of our managing general partner and its affiliates for all services. We did not directly pay any compensation to the employees of our managing general partner since inception nor do we expect to do so in future years. See Item 12, “Certain Relationships and Related Transactions,” below for compensation paid to our managing general partner.

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

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Oil and Gas Revenues. After formation, our managing general partner paid or will pay our organization and offering costs in the amount of $4,676,700, 66% of the equipment costs estimated to be $5,186,200, any equipment costs that exceeded 10% of the partnership’s subscription proceeds which would otherwise have been charged to the investors and contributed all the leases on which the wells were or are being drilled, for a total capital contribution estimated to be $10,534,400. In return, our managing general partner will share in our production revenues in the same percentage as its capital contribution bears to our total capital contributions except that the managing general partner will receive an additional 7% of partnership revenues. However, our managing general partner’s total revenue share may not exceed 35% of partnership revenues regardless of the amount of its capital contribution. For example, if the managing general partner contributes 25% of our total capital contributions and you and the other investors contribute 75% of our total capital contributions, then the managing general partner will receive 32% of our revenues and the other investors will receive 68% of our revenues.

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

Back to Contents

     Gathering Fees. We pay a combined gathering fee at a competitive rate for each mcf transported through Atlas Pipeline Partners, L.P., natural gas gathering system, currently ranging $.29-$.35 per mcf.

     Dealer-Manager Fees. As part of our formation, our managing general partner’s affiliate, Anthem Securities, as dealer-manager received a 2.5% dealer-manager fee, a 7% sales commission, a .5% reimbursement of marketing expenses, and a .5% reimbursement of the selling agent’s accountable due diligence fees in the amount of $3,274,000. The dealer-manager will receive no further compensation from us.

     Other Compensation. If our managing general partner makes a loan to us it may receive a competitive rate of interest. If our managing general partner provides equipment, supplies and other services to us, then it may do so at competitive industry rates.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     We have not filed any reports on Form 8-K during the last quarter of the period covered by this report. Other exhibits are located on page 30.

ITEM 14. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, (as defined in Rules 13a-14 (c) and 15d–14(c)) within 90 days prior to the filing of this report. Based upon this evaluation, these officers believe that our disclosure controls and procedures are effective.

     Changes in Internal Controls There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our last evaluation of our internal controls by our Chief Executive Officer and Chief Financial Officer.

Back to Contents

EXHIBIT INDEX

Description		Location

4(a)	Certificate of Limited Partnership for Atlas America Public #11-2002 Ltd.	Previously filed in the Form S-1 on June 21, 2002

4(b)	Amended and Restated Certificate and Agreement of Limited Partnership for Atlas America Public #11-2002 Ltd.	Previously filed in the Form S-1 on June 21, 2002

10(a)	Drilling and Operating Agreement with exhibits	Previously filed in the Form S-1 on June 21, 2002

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

Back to Contents

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
Date: December 4, 2003

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title):	/s/ Freddie M. Kotek

Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President
Date: December 4, 2003

By (Signature and Title):	/s/ Frank P. Carolas

Frank P. Carolas, Executive Vice President – Land and Geology and a Director
Date: December 4, 2003

By (Signature and Title):	/s/ Jeffrey C. Simmons

Jeffrey C. Simmons, Executive Vice President – Operations and a Director
Date: December 4, 2003

By (Signature and Title):	/s/ Nancy J. McGurk

Nancy J. McGurk, Vice President, Chief Financial Officer and Chief Accounting Officer
Date: December 4, 2003

Supplemental information to be Furnished
With Reports Filed Pursuant to Section 15(d)
of the Exchange Act by Non-reporting Issuers

An annual report will be furnished to security holders subsequent to the filing of this report.

Back to Contents

CERTIFICATIONS

I, Freddie M. Kotek, Chief Executive Officer of Atlas Resources, Inc. (managing general partner of the Partnership), hereby certify that:

I have reviewed this annual report on Form 10-KSB/A of Atlas America Public #11-2002 Ltd.;

1.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

2.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

3.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

5.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Freddie M. Kotek

Freddie M. Kotek
Chief Executive Officer of the Managing General Partner
December 4, 2003

CERTIFICATIONS

I, Nancy J. McGurk, Chief Financial Officer of Atlas Resources, Inc. (managing general partner of the Partnership), hereby certify that:

I have reviewed this annual report on Form 10-KSB/A of Atlas America Public #11-2002 Ltd;

1.	Based on my knowledge, this annual report does not contain any untrue statement of a material factor omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

2.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

3.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

i.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

ii.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

iii.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

i.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

ii.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

5.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Nancy J. McGurk

Nancy J. McGurk
Chief Financial Officer of the Managing General Partner
December 4, 2003