Form 10QSB/A
period 2003-03-31
ATLAS AMERICA PUBLIC 11-2002 LTD
filed 2003-12-04
CIK 1175028

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB/A

(Mark One)

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

Issuer’s telephone number, including area code: (412) 262-2830

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes          No

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Pennsylvania Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10QSB/A

Back to Contents

PART I

ITEM 1.      FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Pennsylvania Limited Partnership)

BALANCE SHEETS

	March 31, 2003	December 31, 2002

	(Unaudited)
ASSETS
Current Assets:
Cash	$11,300	$100
Accounts receivable – affiliate	193,900	–

Total current assets	205,200	100

Oil and gas properties (successful efforts)	32,539,600	31,849,600
Less accumulated depletion and depreciation	(125,800)	–

	32,413,800	31,849,600

	$32,619,000	$31,849,700

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$37,100	$–
Unrealized hedging losses	63,000	–

Total current liabilities	100,100	–

Asset retirement obligations	701,000	–

Partners’ capital:
Managing General Partner	703,300	671,600
Limited Partners (3,126.55 units)	31,177,600	31,178,100
Accumulated other comprehensive loss	(63,000)	–

	31,817,900	31,849,700

	$32,619,000	$31,849,700

The accompanying notes are an integral part of these financial statements

Back to Contents

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Pennsylvania Limited Partnership)

STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31, 2003

REVENUES:
Natural gas and oil sales	$225,700
Interest income	4,500

Total revenues	230,200

COSTS AND EXPENSES
Production expenses	50,900
Depletion and depreciation of oil and gas properties	125,800
Accretion of asset retirement obligations	11,000
General and administrative expenses	11,300

Total expenses	199,000

Net Income	$31,200

Allocation of net income (loss):
Managing General Partner	$31,700

Limited Partners	$(500)

Net loss per limited partnership unit:	$–

The accompanying notes are an integral part of these financial statements

Back to Contents

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Pennsylvania Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL ACCOUNTS (Unaudited)
FOR THREE MONTHS ENDED MARCH 31, 2003

	Managing General Partner	Limited Partners	Accumulated Other Comprehensive Income(loss)	Total

Balance at January 1, 2003	$671,600	$31,178,100	$–	$31,849,700

Participation in revenue and expenses:
Net production revenues	55,900	118,900	–	174,800
Interest income	1,500	3,000	–	4,500
Depletion and depreciation	(20,200)	(105,600)	–	(125,800)
Accretion of asset retirement obligations	(1,900)	(9,100)		(11,000)
General and administrative	(3,600)	(7,700)	–	(11,300)

Net income (loss) from operations	31,700	(500)	–	31,200

Cash flow hedge losses reclassified to gas sales	–	–	44,000	44,000
Change in fair value of cash flow hedges	–	–	(107,000)	(107,000)

Comprehensive Income				(31,800)

Distributions	–	–	–	–

Balance at March 31, 2003	$703,300	$31,177,600	$(63,000)	$31,817,900

The accompanying notes are an integral part of these financial statements

Back to Contents

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Pennsylvania Limited Partnership)

STATEMENT OF CASH FLOWS
(Unaudited)

Three Months Ended March 31, 2003

Cash flows from operating activities:
Net income	$31,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and depreciation	125,800
Accretion of asset retirement obligations	11,000
Increase in accounts receivable – affiliate	(193,900)
Increase in accrued liabilities	37,100

Net cash provided by operating activities	11,200

Net increase in cash	11,200
Cash at beginning of period	100

Cash at end of period	$11,300

The accompanying notes are an integral part of these financial statements

Back to Contents

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

March 31, 2003

NOTE 1 MANAGEMENT’S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

     The financial statements of Atlas America Public #11-2002 Ltd. (the Partnership) for the three months ended March 31, 2003 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB/A pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-QSB/A for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 may not necessarily be indicative of the results of operations for the year ending December 31, 2003.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

     For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Asset Retirement Obligations-Change in Accounting Principle

     SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) establishes requirements for accounting for the removal costs associated with asset retirements. The adoption of SFAS 143 on January 1, 2003 resulted in the recording of an additional $690,000 to oil and gas properties and equipment, representing the estimated future well plugging costs discounted to their present value. In addition, a corresponding retirement obligation liability of $690,000 was recorded, which will be accreted over the estimated life of the wells.

A reconciliation of the Company’s liability for plugging and abandonment costs for the three months ending March 31, 2003, is as follows (in thousands):

Asset retirement obligations at December 31, 2002	$–
Adoption of SFAS 143	690
Accretion expense	11

Asset retirement obligations at March 31, 2003	$701

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

Back to Contents

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Unaudited)
FOR THREE MONTHS ENDED MARCH 31, 2003

NOTE 4 − TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

     The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (Atlas), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

•	Administrative costs payable to Atlas at $75 per well per month. Administrative costs incurred for the three months ended March 31, 2003 were $7,400.

•	Monthly well supervision fees payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended March 31, 2003 were $24,200.

•	Transportation fees paid to Atlas range from $.29-$.35 per mcf. Transportation costs incurred for the three months ended March 31, 2003 were $20,100.

•	As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable – affiliate on the balance sheet represents the net production revenues due from Atlas.

NOTE 5 − HEDGING ACTIVITIES

     The Partnership, through the Atlas’ energy subsidiaries, enters into natural gas futures and option contracts to hedge the Partnership’s exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

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

Back to Contents

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Pennsylvania Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Unaudited)
FOR THREE MONTHS ENDED MARCH 31, 2003

NOTE 5 − HEDGING ACTIVITIES (Continued)

     At March 31, 2003, the Partnership had a share in 172 open natural gas futures contracts related to natural gas sales covering 41,800 dekatherm (“Dth”) (net to the Partnership) maturing through September 2003 at a combined average settlement price of $3.59 per Dth. As these contracts qualify and have been designated as cash flow hedges, any gains or losses resulting from market price changes are deferred and recognized as a component of sales revenues in the month the gas is sold, unless the hedges are no longer “highly effective.” Gains or losses on futures contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. The Partnership’s net unrealized loss related to open NYMEX contracts was approximately $63,000 at March 31, 2003. The unrealized losses have been recorded as a liability in the Partnership’s Balance Sheets and in Partner’s Capital as a component of Accumulated Other Comprehensive Loss. The Partnership recognized a loss of $44,000 on settled contracts for the three months ended March 31, 2003. The Partnership recognized no gains or losses during the three months ended March 31, 2003 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges. As of March 31, 2003, all of the deferred net losses on derivative instruments included in accumulated other comprehensive loss are expected to be reclassified to earnings during the next six months.

     Although hedging provides the Partnership some protection against falling prices, these activities could also reduce the potential benefits of price increases, depending upon the instrument.

Back to Contents

ITEM 2. MANAGEMENT’S PLAN OF OPERATIONS (UNAUDITED)

Forward-Looking Statements

     WHEN USED IN THIS FORM 10-QSB/A, THE WORDS “BELIEVES” “ANTICIPATES” “EXPECTS” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES MORE PARTICULARLY DESCRIBED IN ITEM 1 OF OUR ANNUAL REPORT ON FORM 10-QSB/A. THESE RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD-LOOKING STATEMENTS WHICH WE MAY MAKE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-QSB/A OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

     We have not and will not devote any funds to research and development activities and no new products or services will be introduced. We do not plan to sell any of our wells and will continue to produce them until they are depleted at which time they will be plugged and abandoned. We have no employees and rely on our managing general partner for management. See Item 9 “Directors, Executive Officers and Significant Employees, Compliance With Section 16(A) of the Exchange Act.” As filed in our December 31, 2002 Form 10KSB/A.

Back to Contents

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

     SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) establishes requirements for accounting for the removal costs associated with asset retirements. The adoption of SFAS 143 on January 1, 2003 resulted in the recording of our estimated future well plugging costs as an increase to oil and gas properties and an associated asset retirement obligation liability, which will be accreted over the estimated life of our wells. Depreciation and depletion will not increase due to adoption as the additional cost basis associated with the plugging liability was offset by the estimated salvage value to be realized upon disposal of our wells.

For a detailed discussion on the application of our remaining policies critical to our business operations and other accounting policies, see Note 2 of the “Notes to Financial Statements” in our Annual Report on Form 10-KSB/A.

ITEM 3. CONTROLS AND PROCEDURES

     Atlas’ Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) within 90 days prior to the filing date of this report. Based upon this evaluation, these officers believe that our disclosure controls and procedures are effective.

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

Back to Contents

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

Nancy J. McGurk, Senior Vice-President, Chief Financial Officer and Chief Accounting Officer

Date: December 4, 2003

Back to Contents

EXHIBIT INDEX

	Description	Location

4(a)	Certificate of Limited Partnership for Atlas America Public #11-2002 Ltd.	Previously filed in the Form S-1 on June 21, 2002

4(b)	Amended and Restated Certificate and Agreement of Limited Partnership for Atlas America Public #11-2002 Ltd.	Previously filed in the Form S-1 on June 21, 2002

10(a)	Drilling and Operating Agreement with exhibits	Previously filed in the Form S-1 on June 21, 2002

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) Certifications	Page 14

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) Certifications	Page 15

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 16

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 17