Form 10KSB
period 2003-12-31
ATLAS AMERICA PUBLIC 11-2002 LTD
filed 2004-03-29
CIK 1175028

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                For the transition period from _______ to _______

                        Commission file number 333-90980

                       Atlas America Public #11-2002 Ltd.
                 (Name of small business issuer in its charter)

              Delaware                                  02-0600231
   --------------------------------                  -------------------
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


         State issuer's revenues for its most recent fiscal year. $ 9,826,800

         State the aggregate market value of the voting stock held by non-affiliates of the Registrant. Not Applicable.

         Transitional Small Business Disclosure Format (check one):

         Yes     No X
            ---    ---

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                        (A Delaware Limited Partnership)
                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB

PART I                                                                                                           Page
------                                                                                                           ----

     Item 1:    Business....................................................................................    3 - 5
     Item 2:    Properties..................................................................................   6 - 10
     Item 3:    Legal Proceedings...........................................................................       10
     Item 4:    Submission of Matters to a Vote of Security Holders.........................................       10

PART II
-------

     Item 5:    Market for Registrant's Common Equity and Related Security Holder Matters...................      11
     Item 6:    Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................................................  11 - 14
     Item 7:    Financial Statements........................................................................  15 - 28
     Item 8:    Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure......................................................       28
     Item 8A:   Controls and Procedures.....................................................................       28

PART III
--------

     Item 9:    Directors, Executive Officers and Significant Employees,
                     Compliance with Section (16b) of the Exchange Act......................................  29 - 31
     Item 10:   Executive Compensation......................................................................       32
     Item 11:   Security Ownership of Certain Beneficial Owners and Management..............................       32
     Item 12:   Certain Relationships and Related Transactions..............................................  32 - 33
     Item 13:   Exhibits and Reports on Form 8-K............................................................       33
     Item 14:   Principal Accountant Fees and Services......................................................       33

SIGNATURES..................................................................................................       35

CERTIFICATIONS..............................................................................................  36 - 37


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         General. We were formed as a Delaware limited partnership on June 5, 2002, with Atlas Resources, Inc. as our managing general partner. Our operations commenced the first quarter of 2003. We drill and operate wells located primarily in western Pennsylvania and southern Ohio. We have no employees and rely on our managing general partner for management. See Item 9 "Directors, Executive Officers and Significant Employees, Compliance with Section 16(b) of the Exchange Act."

     At December 31, 2003 we had 1,013 investors who contributed $31,178,100 that was paid to our managing general partner as operator and general drilling contractor under our drilling and operating agreement. Our managing general partner's contribution of $11,534,000 included leases, organization and offering costs and equipment costs to drill and complete our wells. We drilled and completed 160.5 net developmental wells to the Clinton/Medina geological formation in Pennsylvania and Ohio.

     Business Strategy. Our wells are currently producing natural gas and to a far lesser extent oil, which are our only products. Most of our gas is gathered and delivered to market through Atlas Pipeline Partners' gas gathering system which is managed by an affiliate of our managing general partner. We do not plan to sell any of our wells and will continue to produce them until they are depleted at which time they will be plugged and abandoned. No other wells will be drilled beyond those initially drilled after our partnership formation. See
Item 2 "Properties" for information concerning our wells.

         Our ongoing operating and maintenance costs are to be fulfilled through revenues from the sale of our gas and oil production. We pay our managing general partner a monthly well supervision fee of $275 per well, as outlined in our drilling and operating agreement. This well supervision fee covers all normal and regularly recurring operating expenses for the production and sale of gas and to a lesser extent oil, such as:

         o  well tending, routine maintenance and adjustment;

         o reading meters, recording production, pumping, maintaining appropriate books and records; and

         o  preparing reports to us and to government agencies.

     The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay at cost for third party services and materials and a reasonable charge for services performed directly by our managing general partner or its affiliates. Also, beginning three years after each of our wells has been placed into production our managing general partner, as operator, may retain $200 of our revenues per month to cover the estimated future plugging and abandonment costs of the well.

         Markets and Competition. The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends upon numerous factors beyond our control, including the extent of domestic production, import of foreign natural gas and oil, political instability in oil and gas producing countries and regions, market demand, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Our managing general partner is responsible for selling our natural gas production, and its policy is to treat all wells in a given geographic area equally. Our natural gas is being sold as discussed in Item 2, Properties - Delivery Commitments. Historically, our managing general partner has not experienced problems selling natural gas and oil under such commitments, although prices we will receive will vary during and after the period, sometimes significantly. Product availability and price are the principal means of competition in selling natural gas and oil production. While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry. Without the commitments discussed in Item 2, Properties - Delivery Commitments our managing general partner may sell our gas through similar commitments to other purchasers or at existing spot market prices.

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

Where can you find more information. We will file Form 10-KSB Annual Report and Form 10-QSB Quarterly Report as well as other non-recurring special purpose reports with the Securities and Exchange Commission. A complete list of our filings is available on the Securities and Exchange Commission's website at WWW.SEC.GOV. Any of our filings are also available at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The Public Reference Room may be contacted at 1-800- SEC-0330 for further information.

Additionally, our Managing General Partner will provide you copies of any of these reports without charge. Such requests should be made to:


                       Atlas America Public #11-2002 Ltd.
                                 311 Rouser Road
                             Moon Township, PA 15108

ITEM 2. PROPERTIES

         Drilling Activity. At December 31, 2003 we drilled and completed 160.5 net wells. All the wells drilled were development wells, which means a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. All wells were drilled during 2003. We do not expect to drill any wells in future years.

                                                                  Development Wells
                                       ------------------------------------------------------------------------
                                                 Productive (1)                           Dry (2)
                                       -----------------------------------    ---------------------------------
                                          Gross (3)           Net (4)           Gross (3)           Net (4)
                                       ----------------   ----------------    ---------------    --------------
Period Ending December 31, 2003              167               160.5                -                  -

------------
(1)  A "productive well" generally means a well that is not a dry hole.
(2) A "dry hole" generally means a well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well. The term "completion" refers to the installation of permanent equipment for the production of oil or gas or, in the case of a dry hole, to the reporting of abandonment to the appropriate agency.
(3)  A "gross" well is a well in which we have a working interest.
(4) A "net" well equals the actual working interest we own in one gross well divided by one hundred. For example, a 50% working interest in a well is one gross well, but a .50 net well.

         Summary of Productive Wells. The table below shows the number of our productive gross and net wells at December 31, 2003 in which we have a working interest. All of our wells are classified as gas wells.

                                                           Number of Productive Wells
                                                           --------------------------
                            Location                        Gross               Net
                            --------                        -----              -----
         Pennsylvania                                         162              155.5
         Ohio...........................................        5                5
                                                              ---              -----
            Total.......................................      167              160.5
                                                              ===              =====



         Production. The following table shows the quantities of natural gas and oil produced (net to our interest), average sales price, and average production (lifting) cost per equivalent unit of production for the period indicated.

                                  Production                       Average Sales Price
                       ----------------------------------    --------------------------------     Average Production
 Year                                                                                            Cost (Lifting Cost)
 Ended                    Oil (bbls)        Gas (mcf)             per bbl         per mcf          per mcfe (1) (2)
-------                   ----------       ----------           ----------       ---------       --------------------
 2003                      14,200          1,840,600            $  27.71         $    5.12             $  .60

------------
(1) "Mcf" means one thousand cubic feet of natural gas. "Mcfe" means one thousand cubic feet equivalent. Oil production is converted to mcfe at the rate of six mcf per barrel ("bbl").
(2) Lifting costs include labor to operate the wells and related equipment, repairs, and maintenance, materials and supplies, property taxes, insurance and gathering charges.

         Natural Gas and Oil Reserve Information. The following tables summarize information regarding our estimated proved natural gas and oil reserves as of the dates indicated. All of our reserves are located in the United States. We base our estimates relating to our proved natural gas reserves and future net revenues of natural gas reserves upon internally prepared reports. In accordance with SEC guidelines, we make the SEC PV-10 estimates of future net cash flows from proved reserves using natural gas sales prices in effect as of the dates of the estimates which are held constant throughout the life of the properties. We based our estimates of proved reserves upon the following year-end weighted average prices:

         At December 31,                                   2003          2002
                                                        ---------      --------
         Natural gas (per mcf).......................   $    6.71      $   5.15
         Oil (per bbl)...............................   $   29.25      $      -

         Reserve estimates are imprecise and may change as additional information becomes available. Furthermore, estimates of natural gas and oil reserves, of necessity, are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve reports of other engineers might differ from the reports we prepared. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of this estimate. Future prices received from the sale of natural gas may be different from those we estimated in preparing our reports. The amounts and timing of future operating, development and abandonment costs may also differ from those used. Accordingly, the reserves set forth in the following tables ultimately may not be produced and the proved undeveloped reserves may not be developed within the periods anticipated. You should not construe the estimated PV-10 values as representative of the fair market value of our proved natural gas properties. PV-10 values are based upon projected cash inflows, which do not provide for changes in natural gas and oil prices or for escalation of expenses and capital costs. The meaningfulness of these estimates depends upon the accuracy of the assumptions upon which they were based.

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


         At December 31,                                                  2003                  2002
                                                                         ------                ------
         Natural gas reserves - Proved Reserves (Mcf)(1)(5):
            Proved developed reserves (2)........................      10,191,900                     -
            Proved undeveloped reserves (3)......................               -             2,333,025
                                                                     ------------           -----------
              Total proved reserves of natural gas...............      10,191,900             2,333,025

         Oil reserves - Proved Reserves (Bbl)(1)(5)
            Proved developed reserves (2)........................          65,600
            Proved undeveloped reserves (3)......................               -                     -
                                                                     ------------           -----------
              Total proved reserves of oil.......................          65,600                     -
                                                                     ------------           -----------

         Total proved reserves (Mcfe)                                  10,585,500             2,333,025
                                                                     ============           ===========

         PV-10 estimate of cash flows of proved reserves (4)(5):
            Proved developed reserves............................    $ 27,836,600           $         -
            Proved undeveloped reserves..........................               -             5,134,800
                                                                     ------------           -----------
              Total PV-10 estimate...............................    $ 27,836,600           $ 5,134,800
                                                                     ============           ===========

------------
(1) "Proved reserves" generally means the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided by contractual arrangements, but not escalations based on future conditions. Reservoirs are considered proved if economic production is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes: that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data.

(2) "Proved developed oil and gas reserves" generally means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(3) "Proved undeveloped reserves" generally means reserves that are expected to be recovered either from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled.

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

       Acreage. The table below shows the estimated acres of developed and undeveloped oil and gas acreage in which we have an interest by state at December 31, 2003.

                                            Developed Acreage             Undeveloped Acreage (3)
                                       ---------------------------        ------------------------
Location                               Gross (1)           Net (2)          Gross            Net
--------                               ---------           -------         --------         -----
  Pennsylvania....................        4,465              4,370            -               -
  Ohio............................          100                100            -               -
                                        -------            -------          ----            ----
     Total........................        4,565              4,470            -               -
                                        =======            =======          ====            ====

------------
(1)  A "gross" acre is an acre in which we own a working interest.
(2) A "net" acre equals the actual working interest we own in one gross acre divided by one hundred. For example, a 50% working interest in an acre is one gross acre, but a .50 net acre.
(3) "Undeveloped acreage" is those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not the acreage contains proved reserves.

   Delivery Commitments. Our managing general partner, Resource Energy, Inc. and Atlas Energy Group, Inc, both of which are affiliates of our managing general partner, have a natural gas supply agreement with First Energy Solutions Corporation for a 10-year term, which began on April 1, 1999. Substantially all of our gas is sold through this agreement. Subject to certain exceptions, First Energy Solutions Corporation has a last right of refusal to buy all of the natural gas produced and delivered by the managing general partner, its affiliates and partnerships at certain delivery points with the facilities of East Ohio Gas Company, National Fuel Gas Distribution, Columbia of Ohio, and Peoples Natural Gas Company, which are local distribution companies; and National Fuel Gas Supply, Columbia Gas Transmission Corporation, Tennessee Gas Pipeline Company, and Texas Eastern Transmission Company, which are interstate pipelines.

First Energy Solutions Corporation is the marketing affiliate of First Energy Corporation, which is based in Akron, Ohio and is a large regional electric utility listed on the New York Stock Exchange and trading under the symbol (FE). First Energy Corporation has provided a guaranty of the monetary obligations of First Energy Solutions Corporation of an amount up to $15 million for a period until March 31, 2005, which will continue on a monthly basis thereafter unless terminated on 30 days notice. As of January 1, 2004, this guaranty would cover natural gas sales of all the managing general partner's partnerships for approximately 85 days of sales.

The pricing arrangements with First Energy Solutions Corporation and other third parties are tied to the New York Mercantile Exchange Commission ("NYMEX") monthly futures contract price, which is reported daily in the Wall Street Journal. The total price received for each partnership's gas is a combination of the monthly NYMEX futures price plus a fixed basis. For example, the NYMEX futures price is the base price and there is an additional premium paid because of the location of the gas (the Appalachian Basin) in relation to the gas market which is referred to as the basis. The premium over quoted prices on the NYMEX received by the managing general partner and its affiliates has ranged between $0.33 to $0.46 per Mcf during the past three fiscal years. The agreement with First Energy Solutions Corporation may be suspended for force majeure, which means generally such things as an act of God, fire, storm, flood, and explosion, but also includes the permanent closing of the factories of Carbide Graphite or Duferco Farrell Corporation during the term of First Energy Solutions Corporation's agreements to sell natural gas to them. If these factories were closed, however, the managing general partner believes that First Energy Solutions Corporation would be able to find alternative purchasers and would not invoke the force majeure.

Pricing for natural gas and oil has been volatile and unpredictable for many years. The agreement with First Energy Solutions Corporation also permits the managing general partner and its affiliates to implement gas price hedges through First Energy Solutions Corporation. First Energy Solutions Corporation and the other third-party marketers also use NYMEX based financial instruments to hedge their pricing exposure and make price-hedging opportunities available to the managing general partner. The majority of the managing general partner's hedges are implemented through its natural gas purchasers. These transactions are similar to NYMEX based futures contracts, swaps and options, but also require firm delivery of the hedged quantity. Thus, the managing general partner limits these arrangements to much smaller quantities than those projected to be available at any delivery point. The price paid by First Energy Solutions Corporation and any other third-party marketers for certain volumes of natural gas sold under these hedge agreements may be significantly different from the underlying monthly spot market value. Additionally, to limit the managing general partner's and its partnerships' exposure to changes in natural gas prices the managing general partner uses hedges through contracts including regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. The futures contracts employed by the managing general partner are commitments to purchase or sell natural gas at future dates and generally cover one-month periods for up to 24 months in the future. The overall portion of our natural gas portfolio that is hedged changes from time to time.

 To assure that all financial instruments will be used solely for hedging price risks and not for speculative purposes, the managing general partner has established a committee to assure that all gas prices hedges, either those through a third party marketer or through contracts are done in compliance with the managing general partner's hedging policies and procedures. The managing general partner does not intend to contract for positions that it cannot offset with actual production.

We are not required to provide any fixed and determinable quantities of gas under any agreement other than agreements that are a consequence of limited hedging agreements with First Energy Solutions Corporation, For the next twelve months, our managing general partner anticipates that approximately 75% of our natural gas will be sold to First Energy Solutions Corporation and the balance to the other markets.



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

         Holders. As of December 31, 2003, we had 1,013 interest holders.

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

        The determination of the revenues and costs will be made in accordance with generally accepted accounting principles, consistently applied, and cash distributions to our managing general partner may only be made in conjunction with distributions to you and the other participants. During the calendar year ended December 31, 2003, we distributed the following:

         o  $2,727,100 to our limited partners
         o  $1,404,800 to our managing general partner

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        Forward-Looking Statements. When used in this Form 10-KSB, the words "believes" "anticipates" "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1 of this report. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

         Management's discussion and analysis should be read in conjunction with our Financial Statements and the notes to our Financial Statements.

         Our producing operations commenced the first quarter of 2003. Our wells are drilled primarily in western Pennsylvania and southern Ohio. Funds contributed by our investor partners and our managing general partner after our formation were the only funds available to us for drilling activities, no other wells will be drilled after this initial group of 160.5 net wells.

         Our ongoing operating and maintenance costs are fulfilled through revenues from the sale of our gas and oil production. Although we do not anticipate a shortfall to pay for our ongoing expenses, if one were to occur, funds will be borrowed from our managing general partner or its affiliates, which are not contractually committed to make a loan. The amount we may borrow may not at any time exceed 5% of our total subscriptions and no borrowings will be obtained from third parties.

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

         After formation, our only financing activity through December 31, 2003, has been our capital contributions by our managing general partner and the investor partners.

         Results of Operations. The following table sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit during the period indicated:

                                                                       Year Ended
                                                                       December 31,
                                                                          2003
                                                                      -------------
Revenues (in thousands):
     Gas(1)(2).................................................        $   9,432
     Oil.......................................................        $     393
Production volumes:
     Gas (thousands of cubic feet (mcf)/day)...................            5,043
     Oil (barrels (bbls)/day)..................................               39
Average sales price:
     Gas (per mcf).............................................        $    5.12
     Oil (per bbl).............................................        $   27.71
Production costs:
     As a percent of sales.....................................              12%
     Per equivalent mcf........................................        $     .60

------------
(1)  Excludes sales of residual gas and sales to landowners.
(2) The average sales price per (mcf) before the effects of hedging was $5.56 for the year ended December 31, 2003.

         Recently issued Financial Accounting Standards. In April 2003 the Financial Accounting Standards Board ("FASB") issued SFAS No. 149 ("SFAS 149") "Amendment of Statement 133 on Derivative Instruments and Hedging Activates." SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and amends and clarifies financial accounting and reporting for derivative instruments. The adoption of SFAS 149 did not have an effect on the Partnership's financial position or results of operations.

         In May 2003, the FASB issued Statement No. 150 ("SFAS 150") "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 requires that certain instruments that were previously classified as equity on a Company's statement of financial position now be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Partnership's results of operations or financial position.

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

         Reserve Estimates. Our estimates of our proved natural gas and oil reserves and future net revenues from them will be based upon reserve analyses that rely upon various assumptions, including those required by the SEC, as to natural gas and oil prices, drilling and operating expenses, capital expenditures, abandonment costs, taxes and availability of funds. Any significant variance in these assumptions could materially affect the estimated quantity of our reserves. As a result, our estimates of our proved natural gas and oil reserves will be inherently imprecise. Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves may vary substantially from our estimates or estimates contained in the reserve reports. In addition, our proved reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing natural gas and oil prices, mechanical difficulties, governmental regulation and other factors, many of which are beyond our control.

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

         Classification of mineral rights. Oil and gas properties include mineral rights with an estimated cost of $695,700. The provisions of Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations", suggest that mineral rights may, in fact, be more appropriately classified as intangible assets.

         The staff of the Securities and Exchange Commission has made the Partnership aware that an issue has arisen within the industry regarding the application of provisions of SFAS No. 142 "Goodwill and Intangible Assets" and SFAS No. 141 to entities in extractive industries, including gas and oil limited partnerships. The issue is whether SFAS No. 142 requires entities to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets on the balance sheet, apart from other capitalized gas and oil property costs. The Partnership has included the cost of these oil and gas leasehold interests as part of oil and gas properties. Also under consideration is whether SFAS No. 142 requires companies to provide the additional disclosures prescribed by SFAS No. 142 for intangible assets for costs associated with mineral rights.

         If it is ultimately determined that SFAS No. 142 requires the Partnership to reclassify costs associated with mineral rights from property and equipment to intangible assets, the reclassification of these amounts would not affect the method in which such costs are amortized or the manner in which the Partnership assesses impairment of capitalized costs. As a result, net income and cash flow would not be affected by the reclassification.

ITEM 7.  FINANCIAL STATEMENTS


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Partners
Atlas America Public #11-2002 Ltd.
A Delaware Limited Partnership

We have audited the accompanying balance sheets of Atlas America Public #11-2002 Ltd., A Delaware Limited Partnership, as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' capital accounts and cash flows for the year ended December 31, 2003 and the period June 5, 2002 (date of formation) to December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas America Public #11-2002 Ltd. as of December 31, 2003 and 2002 and the results of its operations and cash flows for the year ended December 31, 2003 and the period June 5, 2002 (date of formation) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



/s/ Grant Thornton LLP

Cleveland, Ohio
February 26, 2004

                       Atlas America Public #11-2002 Ltd.
                        (A Delaware Limited Partnership)
                                 BALANCE SHEETS
                           December 31, 2003 and 2002

                                                                                 2003                    2002
                                                                            --------------           --------------
                                     ASSETS

        Current Assets:
        Cash                                                                $    1,633,300           $         100
        Accounts receivable-affiliate                                            2,798,800                       -
                                                                            --------------           -------------
            Total current assets                                                 4,432,100                     100

        Oil and gas properties (successful efforts)                             38,725,300              31,849,600
            Less accumulated depletion and depreciation                         (5,632,100)                      -
                                                                            --------------           -------------
                                                                                33,093,200              31,849,600
                                                                            --------------           -------------
                                                                            $   37,525,300           $  31,849,700
                                                                            ==============           =============

                        LIABILITIES AND PARTNERS' CAPITAL

        Current Liabilities:
        Accrued liabilities                                                 $        3,500           $           -
                                                                            --------------           -------------
            Total current liabilities                                                3,500                       -

        Asset retirement obligation                                                731,400                       -

        Partners' capital:
           Managing general partner                                              7,457,200                 671,600
           Limited partners (3,126.55 units)                                    29,333,200              31,178,100
                                                                            --------------           -------------
                                                                                36,790,400              31,849,700
                                                                            --------------           -------------
                                                                            $   37,525,300           $  31,849,700
                                                                            ==============           =============



  The accompanying notes to financial statements are an integral part of these financial statements.

                 ATLAS-ENERGY FOR THE NINETIES - PUBLIC #11 LTD.
                      (A Pennsylvania Limited Partnership)

                             STATEMENT OF OPERATIONS
                      For the year ended December 31, 2003


                                                                                     December 31,
                                                                                        2003
                                                                                  ----------------
         REVENUES
         Natural gas and oil sales.................................               $    9,825,300
         Interest income................................                                   1,500
                                                                                  --------------
               Total revenues......................................                    9,826,800

         COSTS AND EXPENSES
         Production expenses.......................................                    1,146,200
         Depletion and depreciation of oil and gas properties......                    5,632,100
         Accretion of asset retirement obligation..................                       41,400
         General and administrative expenses.......................                      120,200
                                                                                  --------------
                  Total expenses...................................                    6,939,900
                                                                                  --------------
                        Net earnings (loss)                                       $    2,886,900
                                                                                  ==============


         Allocation of net earnings (loss):
            Managing general partner...............................               $    2,004,700
                                                                                  ==============
            Limited partners.......................................               $      882,200
                                                                                  ==============
                Net earnings (loss) per limited partnership unit...               $          282
                                                                                  ==============






    The accompanying notes are an integral part of these financial statements

                       Atlas America Public #11-2002 Ltd.
                        (A Delaware Limited Partnership)
               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS
                    For the year ended December 31, 2003 and
        The period June 5, 2002 (date of formation) to December 31, 2002

                                                                  Managing
                                                                  General            Other
                                                                  Partner           Partners             Total
                                                             ---------------     --------------      --------------

Balance at June 5, 2002                                      $            -      $            -      $            -

Partners' Capital Contributions
     Cash                                                               100          31,178,100          31,178,200
     Syndication and offering costs                               4,676,700                   -           4,676,700
     Leasehold costs                                                671,500                   -             671,500
                                                             --------------      --------------      --------------
                                                                  5,348,300          31,178,100          36,526,400

Syndication and offering                                         (4,676,700)                  -          (4,676,700)
                                                             --------------      --------------      --------------


Balance at December 31, 2002                                 $      671,600      $   31,178,100      $   31,849,700
                                                             --------------      --------------      --------------

   Participation in revenue and expenses:
       Net production revenues                                    2,950,900           5,728,200           8,679,100
       Interest Income                                                  500               1,000               1,500
       Depletion and depreciation                                  (891,700)         (4,740,400)         (5,632,100)
       Accretion of asset retirement obligation                     (14,100)            (27,300)            (41,400)
       General and administrative                                   (40,900)            (79,300)           (120,200)
                                                             --------------      --------------      --------------

                   Net Earnings                                   2,004,700             882,200           2,886,900

Distributions to partners                                        (1,404,800)         (2,727,100)         (4,131,900)
Contributions from partners                                       6,185,700                   -           6,185,700
                                                             --------------      --------------      --------------

Balance at December 31, 2003                                 $    7,457,200      $   29,333,200      $   36,790,400
                                                             ==============      ==============      ==============



  The accompanying notes to financial statements are an integral part of these financial statements.

                       Atlas America Public #11-2002 Ltd.
                        (A Delaware Limited Partnership)
                            STATEMENTS OF CASH FLOWS

         For the year ended December 31 2003, and the period June 5, 2002 (date of formation) to December 31, 2002

                                                                                     2003               2002
                                                                                -------------       ------------
Cash Flows from Operating Activities:
Net Earnings (loss)                                                             $   2,886,900       $         -
   Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
          Depletion and depreciation                                                5,632,100                 -
          Accretion of asset retirement obligation                                     41,400                 -
          Organization costs                                                                -                 -
          Increase in accounts receivable - affiliate                              (2,798,800)                -
          Increase in accrued liabilities                                               3,500                 -
                                                                                -------------       -----------

               Net cash provided by operating activities                            5,765,100                 -

Cash Flows from Investing Activities:
   Oil and gas well drilling contracts paid to
      Managing General Partner                                                              -       (31,178,100)
                                                                                -------------       -----------

               Net cash used in investing activities                                        -       (31,178,100)

Cash Flows from Financing Activities:
   Partners' capital contributions, net of syndication and offering costs                   -        31,178,200
   Capital distributions                                                           (4,131,900)                -
                                                                                -------------       -----------

               Net cash (used in) provided by financing activities                 (4,131,900)       31,178,200

               Net increase in cash                                                 1,633,200               100

    Cash at beginning of period                                                           100                 -

                                                                                -------------       -----------
    Cash at end of period                                                       $   1,633,300       $       100
                                                                                =============       ===========

Supplemental Schedule of Noncash Activities:
-------------------------------------------
   Assets contributed by Managing General Partner
      Lease costs, included in oil and gas properties                           $      24,200       $   671,500
      Syndication and offering costs, immediately charged to capital                        -         4,676,700
      Tangible equipment costs included in oil and gas properties                   6,161,500                 -
   Asset retirement obligation and costs                                              690,000                 -
                                                                                -------------       -----------
                                                                                $   6,875,700       $ 5,348,200
                                                                                =============       ===========


  The accompanying notes to financial statements are an integral part of these financial statements.

                       Atlas America Public #11-2002 Ltd.
                       ---------------------------------
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003

NOTE 1 - NATURE OF OPERATIONS

        Atlas America Public #11-2002 Ltd. (the "Partnership") is a Delaware Limited Partnership which includes Atlas Resources, Inc. ("Atlas") of Pittsburgh, Pennsylvania, as Managing General Partner and Operator, and subscribers to units as either Limited Partners or Investor General Partners depending upon their election. As of December 31, 2003, there were 1,013 limited partner investors who contributed $31,178,100. The Partnership was formed on June 5, 2002 to drill and operate gas wells located primarily in western Pennsylvania and southern Ohio. Operations commenced in the first quarter of 2003.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of significant accounting policies applied in the preparation of the accompanying financial statements follows:

        Basis of Accounting
        -------------------

        The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

       Use of Estimates
       ----------------

       Preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting period. Actual results could differ form these estimates.

       Impairment of Long Lived Assets
       --------------------------------

       The Partnership reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset's estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for that asset to its estimated fair value.

                       Atlas America Public #11-2002 Ltd.
                       ----------------------------------
                        (A Delaware Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Oil and Gas Properties
       ----------------------

       Oil and gas properties consist of the following:

                                                                 At December 31,         At December 31,
                                                                      2003                    2002
                                                                 ---------------         ---------------
Oil and gas well drilling contracts                               $          -             $ 31,178,100
Mineral interest in properties:
     Proved properties                                                 695,700                  671,500
Wells and related equipment                                         38,029,600                        -
                                                                  ------------             ------------
                                                                    38,725,300               31,849,600

Accumulated depreciation, depletion, amortization and
  valuation allowances:
     Oil and gas properties                                         (5,632,100)                       -
                                                                  ------------             ------------
                                                                  $ 33,093,200             $ 31,849,600
                                                                  ============             ============


       The Partnership uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized. Costs of exploratory wells which do not find proved reserves are expensed. Depreciation and depletion is computed on a field-by-field basis by the unit of production method based on periodic estimates of oil and gas reserves.

       Oil and gas properties include mineral rights with a cost at December 31, 2003 of $695,700 before accumulated depletion. The Partnership became aware that an issue has arisen within the industry regarding the application of the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 141, "Business Combinations," to entities in the extractive industries, including gas and oil partnerships. The issue is whether SFAS No. 142 requires entities to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets in the balance sheet, apart from other capitalized gas and oil property costs. The Partnership included the cost of these leasehold interests as part of oil and gas properties. Also under consideration is whether SFAS No. 142 requires companies to provide the additional disclosures prescribed by SFAS No. 142 for intangible assets for costs associated with mineral rights.

       If it is ultimately determined that SFAS No. 142 requires the Partnership to reclassify costs associated with mineral rights from property and equipment to intangible assets, the reclassification of these amounts would not affect the method in which such costs are amortized or the manner in which the Partnership assesses impairment of capitalized costs. As a result, net income and cash flow would not be affected by the reclassification.

       The Partnership assesses proved properties periodically to determine whether there has been a decline in value and, if a decline is indicated, a loss is recognized through an impairment charge. The Partnership compares the carrying value of its proved developed gas and oil producing properties to the estimated future cash flow from such properties in order to determine whether their carrying values should be reduced. No impairment was recorded in fiscal year 2003.

                       Atlas America Public #11-2002 Ltd.
                       ----------------------------------
                        (A Delaware Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2003

       NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


       Upon the sale or retirement of a complete or partial unit of a proved property, the cost and related accumulated depletion are eliminated from the property accounts, and the resultant gain or loss is recognized in the statement of operations.

       Depreciation, Depletion and Amortization
       ----------------------------------------

       The Partnership amortizes proved gas and oil properties, which include intangible drilling and development costs, tangible well equipment and leasehold costs, on the unit-of-production method using the ratio of current production to the estimated aggregate proved developed gas and oil reserves.

       Asset Retirement Obligation
       ---------------------------

       The Partnership records an estimated liability for the plugging and abandonment of its oil and gas wells in accordance with SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"). Under SFAS 143, the Partnership must currently recognize a liability for future asset retirement obligations if a reasonable estimate of the fair value of that liability can be made. The present values of the expected asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 requires the Partnership to consider estimated salvage value in the calculation of depletion, depreciation and amortization. For the Partnership, SFAS 143 resulted in (i) an increase of total liabilities because retirement obligations are required to be recognized, (ii) an increase in the recognized cost of assets because the retirement costs are added to the carrying amount of the long-lived assets and
(iii) a decrease in depletion expense, because the estimated salvage values are considered in the depletion calculation.

       The estimated liability is based on the managing general partner's historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserves estimates, external estimates as to the cost to plug and abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements.

       The Partnership has no assets legally restricted for purposes of settling asset retirement obligations. Except for the item previously referenced, the Partnership has determined that there are no other material retirement obligations associated with tangible long-lived assets.

       A reconciliation of the Partnership's liability for well plugging and abandonment costs for the year ended December 31, 2003 is as follows:

       Asset retirement obligations, December 31, 2002.....     $       -
       Liabilities incurred................................       690,000
       Accretion expense...................................        41,400
                                                                ---------
       Asset retirement obligations, December 31, 2003.....     $ 731,400
                                                                =========

                       Atlas America Public #11-2002 Ltd.
                       ----------------------------------
                        (A Delaware Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2003

       NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Revenue Recognition
       -------------------

       Revenues from the sale of natural gas and oil are recognized when the gas and oil are delivered to the purchaser.

       Recently Issued Financial Accounting Standard
       ---------------------------------------------

       In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149 ("SFAS 149") "Amendment of Statement 133 on Derivative Instruments and Hedging Activates." SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and amends and clarifies financial accounting and reporting for derivative instruments. The adoption of SFAS 149 did not have a material effect on the Partnership's financial position or results of operations.

       In May 2003, the FASB issued Statement No. 150 ("SFAS 150") "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 requires that certain instruments that were previously classified as equity on a Company's statement of financial position now be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Partnership's results of operations or financial position.

       Environmental Matters
       ---------------------

       The Partnership is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Partnership has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures.

       The Partnership accounts for environmental contingencies in accordance with SFAS No. 5 "Accounting for Contingencies." Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. The Partnership maintains insurance that may cover in whole or in part certain environmental expenditures. For the two years ended December 31, 2003, the Partnership had no environmental matters requiring specific disclosure or requiring recording of a liability.

        Major Customer
        --------------

        Substantially all of the Partnership's revenues were derived from the sales to First Energy Solutions Corporation. However, the market for gas and oil production is a diverse open market and other purchasers are readily available.

                       Atlas America Public #11-2002 Ltd.
                       ----------------------------------
                        (A Delaware Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                December 31, 2003

        NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Hedging Activities
        ------------------

        Atlas may use natural gas futures and option contracts to hedge the Partnership's exposure to changes in natural gas prices. The partnership will account for its portion of hedging activities under Statements of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activates" (as amended by SFAS 138 and SFAS 149). Under this statement, all derivative financial instruments are recognized in the financial statements as either assets or liabilities measured at fair value and the changes in the fair value recognized in income or other comprehensive income, depending on their classification. The Partnership has no derivatives at December 31, 2003.

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

NOTE 4 - PARTICIPATION IN REVENUES AND COSTS

        The Managing General Partner and the Limited Partners will generally participate in revenues and costs in the following manner:

                                                              Managing General         Other
                                                                  Partner            Partners (3)
                                                              -----------------------------------
          Organization and offering costs                           100%                 0%
          Lease costs                                               100%                 0%
          Revenues                                                   (1)                (1)
          Operating costs, administrative costs,
              direct costs and all other costs                       (2)                (2)
          Intangible drilling costs                                   0%               100%
          Tangible equipment costs                                   66%                34%

------------
(1) Subject to the Managing General Partner's subordination obligation, substantially all partnership revenues will be shared in the same percentage as capital contributions are to the total partnership capital contributions, except that the Managing General Partner will receive an additional 7% of the partnership revenues, which may not exceed 35%.

(2) These costs will be charged to the partners in the same ratio as the related production revenues are credited.

(3) Other Partners include both investor limited partners and investor general partners. General Partner units automatically converted to limited partner units when all wells were drilled and completed.

                       Atlas America Public #11-2002 Ltd.
                       ----------------------------------
                        (A Delaware Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

                                December 31, 2003

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

                  Atlas contributed all the undeveloped leases necessary to cover each of the Partnership's prospects and received a credit to its capital account in the Partnership of $695,700.

                  As the Managing General Partner, Atlas performs all administrative and management functions for the Partnership. Administrative costs payable to Atlas are at $75 per well per month. Administrative costs incurred for the year ended December 31, 2003 were $101,500.

                  Monthly well supervision fees payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred in 2003 were $331,800.

                  Transportation fees paid to Atlas at $.35 per MCF. Transportation fees incurred in 2003 were $559,500.

                  Atlas and Anthem Securities, an affiliate of Atlas, received $4,676,700 in 2002 for fees, commissions and reimbursements as dealer-manager and to organize the partnership.

                  Our managing general partner and its affiliates will be reimbursed for all direct costs expended on our behalf. For the years ended December 31, 2003 and 2002, we reimbursed the managing general partner for $273,600 and $200, respectively, for such charges.

NOTE 6 - COMMITMENTS

        Subject to certain conditions, investor partners may present their interests beginning in 2007 for purchase by Atlas. The purchase price will be calculated by Atlas in accordance with the terms of the partnership agreement. Atlas is not obligated to purchase more than 5% of the units in any calendar year. In the event that Atlas is unable to obtain the necessary funds, Atlas may suspend its purchase obligation.


NOTE 7 - SUBORDINATION OF MANAGING GENERAL PARTNER'S REVENUE SHARE

        Under the terms of the partnership agreement, Atlas may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the investor partners of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the investor partners (June 2003). In 2003, Atlas was not required to subordinate any of its revenues to the investor partners.

                       Atlas America Public #11-2002 Ltd.
                       ----------------------------------
                        (A Delaware Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2003

NOTE 8 - NATURAL GAS AND OIL PRODUCING ACTIVITIES

       The supplementary information summarized below presents the results of natural gas and oil activities in accordance with SFAS No. 69, "Disclosures About Oil and Gas Producing Activities". Annually, reserve value information is provided to the investor partners pursuant to the partnership agreement. The partnership agreement provides a presentment feature whereby the managing general partner will buy partnership units, subject to annual limitations, based upon a valuation formula price in the partnership agreement. Therefore, reserve value information under SFAS No. 69 is not presented.

       No consideration has been given in the following information to the income tax effect of the activities as the Partnership is not treated as a taxable entity for income tax purposes.

        (1) Capitalized Costs

        The following table presents the capitalized costs related to natural gas and oil producing activities at December 31:

                                                                                      2003                  2002
                                                                                  ------------          ------------
      Oil and gas properties well drilling contracts                              $          -          $ 31,178,100
      Mineral interest in proved properties                                            695,700               671,500
      Wells and related equipment                                                   38,029,600                     -
      Accumulated depreciation and depletion                                        (5,632,100)                    -
                                                                                  ------------          ------------

                           Net capitalized costs                                  $ 33,093,200          $ 31,849,600
                                                                                  ============          ============


        (2) Costs Incurred in Oil and Gas Producing Activities.

        The costs incurred by the Partnership in its oil and gas producing activities during the fiscal years ended December 31, are as follows:

                                                                                       2003                   2002
                                                                                  ------------          ------------
      Asset retirement costs capitalized                                          $    690,000          $          -
      Developmental costs                                                            6,185,700            31,849,600

                       Atlas America Public #11-2002 Ltd.
                       ----------------------------------
                        (A Delaware Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2003

NOTE 8 - NATURAL GAS AND OIL PRODUCING ACTIVITIES (Continued)

        (3) Results of Operations for Oil and Gas Producing Activities

        The following table presents the results of operations related to natural gas and oil production for the year ended December 31, 2003:

                                                                                      2003
                                                                                  -------------
              Natural gas and oil sales                                           $   9,825,300
              Production costs                                                       (1,146,200)
              Depreciation and depletion and impairment                              (5,632,100)
              Accretion of asset retirement obligation                                  (41,400)
                                                                                  -------------
                  Results of operations from oil and gas
                      producing activities                                        $   3,005,600
                                                                                  =============

       (4) Reserve Information (Unaudited)

       The information presented below represents estimates of proved natural gas and oil reserves. Reserves are estimated in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual arrangements. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. All reserves are proved developed reserves and are located in the Appalachian Basin area.

       There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future net revenues and the timing of development expenditures. The reserve data presented represents estimates only and should not be construed as being exact. In addition, the standardized measures of discounted future net cash flows may not represent the fair market value of the Partnership's oil and gas reserves or the present value of future cash flows of equivalent reserves, due to anticipated future changes in oil and gas prices and in production and development costs and other factors for which effects have not been provided.

                       Atlas America Public #11-2002 Ltd.
                       ----------------------------------
                        (A Delaware Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2003

NOTE 8 - NATURAL GAS AND OIL PRODUCING ACTIVITIES (Continued)


                                                                  ----------------------------------
                                                                     Natural Gas             Oil
                                                                       (MCF)               (BBLS)
                                                                  ----------------------------------
         Proved developed and undeveloped reserves:
            Balance January 1,2002                                            -                 -
            Proved developed reserves                                         -
            Proved undeveloped reserves                               2,333,025
            Production                                                        -                 -
                                                                     ----------           -------
          Balance, December 31, 2002 (1)                              2,333,025                 -
                                                                     ----------           -------
            Reclass to proved developed reserves                     (2,333,025)                -
            Current additions from proved undeveloped reserves        2,333,025                 -
            Production                                               (1,840,600)          (14,200)
            Current additions                                         9,699,475            79,800
                                                                     ----------           -------
          Balance, December 31, 2003 (2)                             10,191,900            65,600
                                                                     ==========           =======

------------
(1)  All reserves at December 31, 2002 are proved undeveloped reserves.
(2)  All reserves at December 31, 2003 are proved developed reserves.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. Our Managing General Partner's Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, (as defined in Rules 13a-14 (c) and 15d-14
(c) under the Securities Exchange Act of 1934) as of December 31, 2003. Based upon this evaluation, these officers believe that our disclosure controls and procedures are effective.

         Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

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

         Because we have no equity securities registered pursuant to Section 12 of the Exchange Act, there is no required compliance with Section 16(b) of the Exchange Act.

         Business of Atlas. Our managing general partner was incorporated in 1979 and its affiliate, Atlas Energy Group, Inc., an Ohio corporation that was the first of the Atlas group of companies, was incorporated in 1973. Atlas Energy Group serves as our operator in Ohio. As of December 31, 2003, our managing general partner and its affiliates had directly or through investments in partnerships similar to our interest in approximately 5,300 wells of which, our managing general partner or its' affiliates operate 85% of these wells which are located in Ohio, Pennsylvania and New York.

         In September 1998, the Atlas Group, the former parent company of our managing general partner, merged into Atlas America, Inc., a newly formed wholly owned subsidiary of Resource America, Inc. Resource America is a publicly traded proprietary asset management company who is engaged in the energy, real estate and financial services sectors. We depend on our parent company, Atlas America, for management and administrative functions and financing our capital contributions. Resource America is currently offering a portion of its common stock in Atlas America, the Delaware holding company, pursuant to an S-1 Registration Statement. If the offering is completed, Resource America will own approximately 82.7% of the outstanding shares of Atlas America's common stock and 80% if the underwriters exercise their over-allotment option.

         Resource America has informed our managing general partner that it intends to distribute its remaining ownership interest in Atlas America to its common stockholders. Resource America expects the distributions to take the form of a spin-off by means of a special dividend to Resource America common stockholders of all of Atlas America's common stock owned by Resource America. Resource America further has advised us that it anticipates that the distribution will occur by the end of 2004. Resource America has sole discretion if and when to complete the distribution and its terms. Resource America does not intend to complete the distribution unless it receives a ruling from the Internal Revenue Service and/or an opinion from its tax counsel as to the tax-free nature of the distribution to Resource America and its stockholders for U.S. federal income tax purposes. The internal Revenue Service requirements for tax-free distributions of this nature are complex and the Internal Revenue Service has broad discretion, so there is significant uncertainty as to whether Resource America will be able to obtain such ruling. Because of this uncertainty and the fact that the timing and completion of the distribution is in Resource America's sole discretion, the distribution may not occur by the contemplated time or may not occur at all.

         Atlas America is headquartered at 311 Rouser Road, Moon Township, Pennsylvania 15108, which is also the managing general partner's primary office.

Officers, Directors and Other Key Personnel The officers and directors of the managing general partner will serve until their successors are elected. The officers, directors, and key personnel of the managing general partner are as follows:

NAME                          AGE      POSITION OR OFFICE
----                          ---      ------------------
Freddie M. Kotek              48       Chairman of the Board of Directors, Chief Executive
                                       Officer and President
Frank P. Carolas              44       Executive Vice President - Land and Geology and a Director
Jeffrey C. Simmons            45       Executive Vice President - Operations and a Director
Jack L. Hollander             48       Senior Vice President - Direct Participation Programs
Nancy J. McGurk               48       Senior Vice President, Chief Financial Officer and Chief
                                       Accounting Officer
Michael L. Staines            54       Senior Vice President, Secretary and a Director

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

Freddie M. Kotek. President and Chief Executive Officer since 2002 and Chairman of the Board of Directors since 2001. Mr.Kotek has been Executive Vice President and Chief Financial Officer of Atlas America since 2004 and served as a director from 2001 until 2004. Mr. Kotek has been a Senior Vice President of Resource America, and President of Resource Leasing, Inc. (a wholly-owned subsidiary of Resource America) since 1995. Mr. Kotek was President of Resource Properties from 2000 to 2001 and its Executive Vice President from 1993 to 2000. Upon completion of the Atlas America offering, Mr. Kotek intends to resign his positions at Resource America and all of its subsidiaries which are not subsidiaries of Atlas America. Mr. Kotek received a Bachelor of Arts degree from Rutgers College in 1977 with high honors in Economics. He also received a Master in Business Administration degree from the Harvard Graduate School of Business Administration in 1981. On completion of the Atlas America offering Mr. Kotek will devote approximately 95% of his professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of his professional time to the business and affairs of the managing general partner's affiliates.

Frank P. Carolas. Executive Vice President-Land and Geology and a Director since 2001. Mr. Carolas has been a Vice President of Resource America and an Executive Vice President-Land and Geology of Atlas America since 2001 and served as a Director of Atlas America from 2002 until 2004. Mr. Carolas served as Vice President of Land and Geology for the managing general partner from 1999 until 2001 and for Atlas America from 1998 until 2001. Before that Mr. Carolas served as Vice President of Atlas Energy Group, Inc. from 1997 until 1998, which was the former parent company of the managing general partner. Upon completion of the Atlas America offering, Mr. Carolas intends to resign his position at Resource America. Mr. Carolas is a certified petroleum geologist and has been with the managing general partner and its affiliates since 1981. He received a Bachelor of Science degree in Geology from Pennsylvania State University in 1981 and is an active member of the American Association of Petroleum Geologists. Mr. Carolas devotes approximately 100% of his professional time to the business and affairs of the managing general partner and Atlas America.

Jeffrey C. Simmons. Executive Vice President-Operations and a Director since January, 2001. Mr. Simmons has been a Vice President of Resource America and an Executive Vice President of Atlas America since 2001 and was a Director of Atlas America from 2002 until 2004. Mr. Simmons served as Vice President of Operations for the managing general partner from July 1999 until 2001 and for Atlas America from 1998 until 2001. Mr. Simmons joined Resource America in 1986 as a senior petroleum engineer and has served in various executive positions with its energy subsidiaries since then. Upon completion of the Atlas America offering, Mr. Simmons intends to resign his position at Resource America. Before Mr. Simmons' career with Resource America, he had worked with Core Laboratories, Inc., of Dallas, Texas, and PNC Bank of Pittsburgh. Mr. Simmons received his Petroleum Engineering degree from Marietta College in 1981 and his Masters degree in Business Administration from Ashland University in 1992. Mr. Simmons devotes approximately 80% of his professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of his professional time to the business and affairs of the managing general partner's affiliates, primarily Viking Resources and Resource Energy.

Jack L. Hollander. Senior Vice President - Direct Participation Programs since 2002 and before that served as Vice President - Direct Participation Programs from 2001 until 2002. Mr. Hollander also serves as Senior Vice President - Direct Participation Programs of Atlas America since 2001. Mr. Hollander practiced law with Rattet, Hollander & Pasternak, concentrating in tax matters and real estate transactions, from 1990 to 2001, and served as in-house counsel for Integrated Resources, Inc. (a diversified financial services company) from 1982 to 1990. Mr. Hollander earned a Bachelor of Science degree from the University of Rhode Island in 1978, his law degree from Brooklyn Law School in 1981, and a Master of Law degree in Taxation from New York University School of Law Graduate Division in 1982. Mr. Hollander is a member of the New York State bar, the Investment Program Association, and the Financial Planning Association. Mr. Hollander devotes approximately 100% of his professional time to the business and affairs of the managing general partner and Atlas America.

Nancy J. McGurk. Senior Vice President since 2002, Chief Financial Officer and Chief Accounting Officer since 2001. Ms. McGurk also serves as Senior Vice President and Chief Accounting Officer of Atlas America since January, 2002 and served as Chief Financial Officer from 2002 until 2004. Ms. McGurk has been Vice President of Resource America since 1992 and its Treasurer and Chief Accounting Officer since 1989. Upon completion of the Atlas America offering, Ms. McGurk intends to resign her positions at Resource America. Also, since 1995 Ms. McGurk has served as Vice President - Finance of Resource Energy, Inc. Ms. McGurk received a Bachelor of Science degree in Accounting from Ohio State University in 1978, and has been a Certified Public Accountant since 1982. On completion of the Atlas America offering Ms. McGurk will devote approximately 80% of her professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of her professional time to the business and affairs of the managing general partner's affiliates.

Michael L. Staines. Senior Vice President, Secretary, and a Director since 1998. Mr. Staines has been an Executive Vice President of Atlas America since 1998. Mr. Staines has been a Senior Vice President of Resource America since 1989 and was a director from 1989 to 2000 and Secretary from 1989 to 1998. Mr. Staines has been President of Atlas Pipeline Partners GP since 2001 and its Chief Operating Officer and a member of its Managing Board since its formation in 1999. Upon completion of the Atlas America offering, Mr. Staines intends to resign his position at Resource America. Mr. Staines is a member of the Ohio Oil and Gas Association and the Independent Oil and Gas Association of New York. Mr. Staines received a Bachelor of Science degree from Cornell University in 1971 and a Master of Business degree from Drexel University in 1977. On completion of the Atlas America offering Mr. Staines will devote approximately 5% of his professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of his professional time to the business and affairs of the managing general partner's affiliates.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of December 31, 2003, we had issued and outstanding 3,126.55 units. No officer or director of our managing general partner owns any units. Although, subject to certain conditions, investor partners may present their units to us beginning in 2007 for purchase. However, we are not obligated to purchase more than 5% of the units in any calendar year.

         Resource America owns 100% of the common stock of Atlas America, which owns 100% of the common stock of AIC, Inc., which owns 100% of the common stock of our managing general partner.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Oil and Gas Revenues. Our managing general partner is allocated 32% of our oil and gas revenues in return for having paid organization and offering costs equal to 15% of our subscriptions, 66% of tangible costs and contributing all leases for a total capital contribution of $11,534,000. During the year ended December 31, 2003, our managing general partner received $2,950,900 from our net production revenues.

         Leases. On the final closing date our managing general partner contributed to us undeveloped prospects to drill 160.5 net wells and received a credit in the amount of $671,500. During 2003, our managing general partner did not enter into any further lease transactions with us and none are anticipated.

         Administrative Costs. Our managing general partner and its affiliates receive an unaccountable, fixed payment reimbursement for their administrative costs of $75 per well per month, which will be proportionately reduced if we acquire less than 100% of the working interest in a well. Our managing general partner received $101,500 is such fees for the year ended December 31, 2003.

         Direct Costs. Our managing general partner and its affiliates will be reimbursed for all direct costs expended on our behalf. For the years ended December 31, 2003 and 2002, we reimbursed the managing general partner for $273,600 and $200, respectively, for such charges.

         Drilling Contracts. After our initial and final closing date, we entered into a drilling contract with our managing general partner to drill and complete 160.5 net wells. The total amount received by our managing general partner was $31,178,100 for drilling and completing the wells for the year ended December 31, 2002. During 2003, we did not enter into any further drilling transactions and none are anticipated for future periods.

         Per Well Charges. Our managing general partner, as operator, is reimbursed at actual cost for all direct expenses incurred on our behalf and receives well supervision fees for operating and maintaining the wells during producing operations in the amount of $275 per well per month subject to annual adjustment for inflation. During the calendar year ended December 31, 2003, our managing general partner received $331,800 for well supervision fees.

         Gathering Fees. We pay a combined gathering fee at a competitive rate for each mcf transported through Atlas Pipeline Partners, L.P., natural gas gathering system, currently ranging $.29-$.35 per mcf. For the fiscal year ended December 31, 2003, the amount paid was $559,500.

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

         Other Compensation. If our managing general partner makes a loan to us it may receive a competitive rate of interest. If our managing general partner provides equipment, supplies and other services to us, then it may do so at competitive industry rates. For the year ended December 31, 2003, no such advances were made.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         We have not filed any reports on Form 8-K during the last quarter of the period covered by this report. Other exhibits are located on page 24.


ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

         Aggregate fees recognized by the Partnership during the years ending December 31, 2003 and 2002 by its principal accounting firm, Grant Thornton, LLP are set forth below. The audit committee of the managing general partner considers whether any provision of non-audit services is compatible with maintaining the principal accountant's independence.

                                                              2003                2002
                                                         -------------       ---------------
          Audit fees (1)                                   $  3,500              $      -
                                                           --------              --------
          Total aggregate fees billed                      $  3,500              $      -
                                                           ========              ========

------------
(1) Includes the aggregate fees recognized in each of the last two years for professional services rendered by Grant Thornton, LLP for the audit of the Partnership's annual financial statements and the review of financial statements included in Form 10-Q. The fees are for services that are normally provided by Grant Thornton, LLP in connection with statutory or regulatory filings or engagements.

         Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

         Pursuant to its charter, the Audit Committee of the managing general partner is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent auditors.

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

10(a)             Drilling and Operating Agreement with exhibits                Previously filed in the Form S-1 on June 21, 2002

31.1              Certification Pursuant to Rule 13a-15(e)/15(d) - 15 (e).

31.2              Certification Pursuant to Rule 13a-15(e)/15(d) - 15 (e).

32.1              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002


                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Atlas America Public #11-2002 Ltd.

By:  (Signature and Title):          Atlas Resources, Inc., Managing General Partner

By   (Signature and Title):         /s/ Freddie M. Kotek
                                    -------------------------------------------------------------------------------------------
                                    Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President
Date:  March 29, 2004


        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  (Signature and Title):          /s/ Freddie M. Kotek
                                    -------------------------------------------------------------------------------------------
                                    Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President
Date:  March 29, 2004


By  (Signature and Title):          /s/ Frank P. Carolas
                                    --------------------------------------------------------------------------------------------
                                    Frank P. Carolas, Executive Vice President - Land and Geology and a Director
Date:  March 29, 2004


By  (Signature and Title):          /s/ Jeffrey C. Simmons
                                    --------------------------------------------------------------------------------------------
                                    Jeffrey C. Simmons, Executive Vice President - Operations and a Director
Date:  March 29, 2004

By  (Signature and Title):          /s/ Nancy J. McGurk
                                    --------------------------------------------------------------------------------------------
                                    Nancy J. McGurk, Vice President, Chief Financial Officer and Chief Accounting Officer
Date:  March 29, 2004


                    Supplemental information to be Furnished
                  With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers

An annual report will be furnished to security holders subsequent to the filing of this report.