Form 10QSB
period 2004-03-31
ATLAS AMERICA PUBLIC 11-2002 LTD
filed 2004-05-13
CIK 1175028

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from _______ to _______

Commission file number 333-90980

Atlas America Public #11-2002 Ltd.
(Name of small business issuer in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	02-0600231 (I.R.S. Employer Identification No.)

311 Rouser Road Moon Township, Pennsylvania (Address of principal executive offices)	15108 (Zip code)

Issuer's telephone number, including area code: (412) 262-2830

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

ATLAS AMERICA PUBLIC #11-2002 LTD. (A Delaware Limited Partnership) INDEX TO QUARTERLY REPORT ON FORM-10QSB

		PAGE
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Balance Sheets as of March 31, 2004 (Unaudited) and December 31, 2003	3

	Statements of Operations for the Three Months ended March 31, 2004 and 2003 (Unaudited)	4

	Statement of Partners' Capital Accounts for the Three Months ended March 31, 2004 (Unaudited)	5

	Statements of Cash Flows for the Three Months ended March 31, 2004 and 2003(Unaudited)	6

	Notes to Financial Statements (Unaudited)	7 - 8

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9 - 11

Item 3	Controls and Procedures	11

PART II	OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	11

SIGNATURES		12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #11-2002 LTD. (A Delaware Limited Partnership) BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$ 1,509,700	$ 1,633,300
Accounts receivable - affiliate	2,495,700	2,798,800

Total current assets	4,005,400	4,432,100

Oil and gas properties (successful efforts)	38,725,300	38,725,300
Less accumulated depletion and depreciation	(7,018,000)	(5,632,100)

	31,707,300	33,093,200

	$ 35,712,700	$ 37,525,300

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accrued liabilities	$ 3,300	$ 3,500

Total current liabilities	3,300	3,500

Asset retirement obligations	742,400	731,400

Partners' capital:
Managing general partner	7,089,000	7,457,200
Limited partners (3,126.55 units)	27,878,000	29,333,200

	34,967,000	36,790,400

	$ 35,712,700	$ 37,525,300

The accompanying notes are an integral part of these financial statements 3

ATLAS AMERICA PUBLIC #11-2002 LTD. (A Delaware Limited Partnership) STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2004	2003
REVENUES:
Natural gas and oil sales	$2,331,400	$225,700
Interest income	2,800	4,500

Total revenues	2,334,200	230,200

COSTS AND EXPENSES:
Production expenses	305,800	50,900
Depletion and depreciation of oil and gas properties	1,385,900	136,800
Accretion of asset retirement obligation	11,000	--
General and administrative expenses	57,600	11,300

Total expenses	1,760,300	199,000

Net Income	$573,900	$31,200

Allocation of net income:
Managing general partner	$446,900	$31,700
Limited partners	$127,000	$(500)
Net income per limited partnership unit:
Net income per limited partnership unit	$41	$--

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Delaware Limited Partnership)
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2004

	Managing General Partner	Limited Partners	Total
Balance at January 1, 2004	$ 7,457,200	$ 29,333,200	$ 36,790,400

Participation in revenue and expenses:
Net production revenues	688,700	1,336,900	2,025,600
Interest income	1,000	1,800	2,800
Depletion and depreciation	(219,400)	(1,166,500)	(1,385,900)
Accretion of asset retirement obligation	(3,800)	(7,200)	(11,000)
General and administrative	(19,600)	(38,000)	(57,600)

Net income	446,900	127,000	573,900

Distributions	(815,100)	(1,582,200)	(2,397,300)

Balance at March 31, 2004	$ 7,089,000	$ 27,878,000	$ 34,967,000

The accompanying notes are an integral part of this financial statement 5

ATLAS AMERICA PUBLIC #11-2002 LTD. (A Delaware Limited Partnership) STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$ 573,900	$ 31,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and depreciation	1,385,900	136,800
Accretion of asset retirement obligation	11,000	--
Decrease (increase) in accounts receivable - affiliate	303,100	(193,900)
(Decrease) increase in accrued liabilities	(200)	37,100

Net cash provided by operating activities	2,273,700	11,200

Cash flows from financing activities:
Capital distributions	(2,397,300)	--

Net cash used in financing activities	(2,397,300)	--

Net (decrease) increase in cash	(123,600)	11,200
Cash at beginning of period	1,633,300	100

Cash at end of period	$ 1,509,700	$ 11,300

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
March 31, 2004

NOTE 1 — BASIS OF PRESENTATION

        The financial statements of Atlas America Public #11-2002 Ltd. (the Partnership) for the three months ended March 31, 2004 and 2003 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 may not necessarily be indicative of the results of operations for the year ending December 31, 2004.

        Certain reclassifications have been made to the financial statements for the three months ended March 31, 2003 to conform to the three months ended March 31, 2004 presentation.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

        For cash, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Asset Retirement Obligations-Change in Accounting Principle

        The Partnership accounts for its estimated plugging and abandonment of its oil and gas properties in accordance with SFAS 143, “Accounting for Asset Retirement Obligations.”

        A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three months ending March 31, 2004, is as follows:

Asset retirement obligations at December 31, 2003	$ 731,400
Accretion expense	11,000

Asset retirement obligations at March 31, 2004	$ 742,400

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS — (Continued)
March 31, 2004

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Cash Flow Information

        The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid by the Partnership for interest or income taxes for the three months ended March 31, 2004 and 2003.

Comprehensive Income

        The Partnership is subject to the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” which requires disclosure of comprehensive income and its components. Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income.” The Partnership has no material elements of comprehensive income, other than net income, to report.

NOTE 3 — TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

        The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (Atlas), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

o	Administrative costs payable to Atlas at $75 per well per month. Administrative costs incurred for the three months ended March 31, 2004 and 2003 were $37,300 and $7,400, respectively.

o	Monthly well supervision fees payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended March 31, 2004 and 2003 were $117,200 and $24,200, respectively.

o	Transportation fees paid to Atlas of $.29 - $.35 per mcf. Transportation costs incurred for the three months ended March 31, 2004 and 2003 were $112,800 and $20,100, respectively.

o	As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable – affiliate on the balance sheet represents the net production revenues due from Atlas.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED)

Forward-Looking Statements

        WHEN USED IN THIS FORM 10-QSB, THE WORDS “BELIEVES” “ANTICIPATES” “EXPECTS” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES MORE PARTICULARLY DESCRIBED IN ITEM 1 OF OUR ANNUAL REPORT ON FORM 10-KSB. THESE RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD-LOOKING STATEMENTS WHICH WE MAY MAKE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

        Management’s Discussion and Analysis should be read in conjunction with our Financial Statements and the notes to our Financial Statements.

Results of Operations

        The following table, whose amounts are in thousands, except sales prices and production cost data, sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit during the periods indicated:

	Three Months Ended March 31,
	2004	2003
Production revenues:
Gas	$2,201	$226
Oil	$131	$--

Production volumes:
Gas (thousands of cubic feet ("mcf")/day)	4,281	672
Oil (barrels ("bbls")/day)	47	--

Average sales prices:
Gas (per mcf)(1)	$5.65	$3.73
Oil (per bbl)	$30.82	$--

Average production costs:
As a percent of sales	13%	23%
(per mcf equivalent unit)	$.74	$.84

(1)	Our average sales price before the effects of hedging was $4.46 for the three months ended March 31, 2003. There were no hedging contracts in place during the three months ended March 31, 2004.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) – (Continued)

Results of Operations – (Continued)

    Revenues.        Our natural gas revenues were $2,200,800 and $225,700 for the three months ended March 31, 2004 and 2003, respectively, an increase of $1,975,100 (875%). The increase was due to a greater average sales price we received for our natural gas of $5.65 for the three months ended March 31, 2004 as compared to $3.73 for the three months ended March 31, 2003, an increase of $1.92/mcf (51%), and an increase in production volumes to 389,600 for the three months ended March 31, 2004 from 60,500 for the three months ended March 31, 2003, an increase of 329,100 (544%). The $1,975,100 increase in gas revenue for the three months ended March 31, 2004 as compared to the prior year, same period consisted of $116,100 due to an increase in natural gas sale prices and an increase of $1,859,000 attributable to an increase in production volumes. Our revenues from our natural gas sales will be affected by changes in natural gas prices, which are driven by market conditions. The overall increase in our natural gas revenue is due to all wells being on line for all three months ended March 31, 2004.

    Expenses.        Production expenses were $305,800 and $50,900 in the three months ended March 31, 2004 and 2003, respectively, an increase of $254,900 (501%). This increase is primarily attributable to all wells being on line for the three months ended March 31, 2004.

        Depletion and depreciation of oil and gas properties as a percentage of oil and gas revenues was 59% and 61% in the three months ended March 31, 2004 and 2003, respectively. This percentage decrease in the current year is directly attributable to changes in revenues and our oil and gas reserve quantities, product prices and reductions in the depletable cost basis of oil and gas properties.

        General and administrative expenses for the three months ended March 31, 2004 and 2003 were $57,600 and $11,300, respectively, an increase of $46,300 (410%). These expenses include legal and audit fees, as well as the monthly administrative fee charged by the managing general partner. Administrative fees may fluctuate each month as they are only charged when a well is producing. This increase is primarily due to all wells being on line for the three months ended March 31, 2004.

        Liquidity and Capital Resources. Cash provided by operating activities increased $2,262,500 in the three months ended March 31, 2004 to $2,273,700 compared to $11,200 for the three months ended March 31, 2003. This increase was primarily due to increased production volumes due to all wells being on line for the three months ended March 31, 2004.

        Cash used by financing activities increased $2,397,300 during the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The increase is directly related to our distribution payments to our partners. The first distribution payment was made in July 2003.

        No cash was either provided by or used for investing activities for the three months ended March 31, 2004 and 2003. We had no material commitments to make capital expenditures and we do not expect any in the foreseeable future, except that our managing general partner may withhold funds for future plugging and abandonment costs. Any additional funds, if required, will be obtained from production revenues or borrowings from our managing general partner or its affiliates, which are not contractually committed to make loans to us. The amount that may be borrowed may not at any time exceed 5% of our total subscriptions, and no borrowings will be obtained from third parties.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) –(Continued)

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

        For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see Note 2 of the “Notes to Financial Statements” in our Annual Report on Form 10-KSB.

ITEM 3.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our Managing General Partner’s Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of March 31, 2004. Based upon this evaluation, these officers believe that our disclosure controls and procedures are effective.

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

Atlas America Public #11-2002 Ltd.

By: (Signature and Title):	Atlas Resources, Inc., Managing General Partner

By: (Signature and Title)	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President
Date:	May 13, 2004

        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: (Signature and Title)	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President
Date:	May 13, 2004

By: (Signature and Title)	/s/ Nancy J. McGurk
Nancy J. McGurk, Senior Vice-President, Chief Financial Officer and Chief Accounting Officer
Date:	May 13, 2004

EXHIBIT INDEX

	Description	Location
4(a)	Certificate of Limited Partnership for	Previously filed in the Form
	Atlas America Public #11–2002 Ltd.	10-KSB for the period
ending December 31, 2000

4(b)	Amended and Restated Certificate and Agreement	Previously filed in the Form
	of Limited Partnership for Atlas America Public #11–2002	10-KSB for the period
	Ltd.	ending December 31, 2000

10(a)	Drilling and Operating Agreement with exhibits	Previously filed in the Form
10-KSB for the period
ending December 31, 2000

31.1	Certification Pursuant to Rule 13a-15(e)/15(d)-15(e).
31.2	Certification Pursuant to Rule 13a-15(e)/15(d)-15(e).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002