Form 10QSB
period 2004-09-30
ATLAS AMERICA PUBLIC 11-2002 LTD
filed 2004-11-15
CIK 1175028

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[ X ]                          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I	FINANANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2004 (Unaudited) and Decemeber 31, 2003	3

	Statements of Operations for the Three Months and Nine Months ended September 30, 2004 and 2003 (Unaudited)	4

	Statements of Partners' Capital Accounts for the Nine Months ended September 30, 2004 (Unaudited)	5

	Statements of Cash Flows for the Nine Months ended September 30, 2004 and 2003 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of	9-11
	Operations

Item 3.	Controls and Procedures	11

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	11

SIGNATURES	12

CERTIFICATIONS	14-17

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Delaware Limited Partnership)
BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$1,366,000	$1,633,300
Accounts receivable - affiliate	2,145,000	2,798,800

Total current assets	3,511,000	4,432,100

Oil and gas properties (successful efforts)	38,780,500	38,725,300
Less accumulated depletion and depreciation	(8,781,800)	(5,632,100)

	29,998,700	33,093,200

	$33,509,700	$37,525,300

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accrued liabilities	$15,300	$3,500

Total current liabilities	15,300	3,500

Asset retirement obligations	821,400	731,400

Partners' capital:
Managing general partner	6,629,500	7,457,200
Limited partners (3,126.55 units)	26,043,500	29,333,200

	32,673,000	36,790,400

	$33,509,700	$37,525,300

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

REVENUES:
Natural gas and oil sales	$2,338,200	$2,766,200	$6,824,500	$5,620,500
Interest income	2,400	--	7,800	4,500

Total revenues	2,340,600	2,766,200	6,832,300	5,625,000

COSTS AND EXPENSES:
Production expenses	309,400	383,200	913,600	711,400
Depletion and depreciation of oil and gas properties	425,800	1,368,200	3,149,700	2,390,900
Accretion of asset retirement obligations	16,600	10,400	38,500	31,100
General and administrative expenses	46,500	40,100	155,700	85,800

Total expenses	798,300	1,801,900	4,257,500	3,219,200

Net Income	$1,542,300	$964,300	$2,574,800	$2,405,800

Allocation of net income:
Managing general partner	$601,700	$519,400	$1,447,600	$1,140,300
Limited partners	$940,600	$444,900	$1,127,200	$1,265,500

Net income per limited partnership unit:
Net income per limited partnership unit	$301	$142	$361	$405

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Delaware Limited Partnership)
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2004
(Unaudited)

	Managing
	General	Limited
	Partner	Partners	Total

Balance at January 1, 2004	$7,457,200	$29,333,200	$36,790,400

Participation in revenue and costs and expenses:
Net production revenues	2,009,700	3,901,200	5,910,900
Interest income	2,600	5,200	7,800
Depletion and depreciation	(498,700)	(2,651,000)	(3,149,700)
Accretion of asset retirement obligations	(13,100)	(25,400)	(38,500)
General and administrative	(52,900)	(102,800)	(155,700)

Net income	1,447,600	1,127,200	2,574,800

Distributions	(2,275,300)	(4,416,900)	(6,692,200)

Balance at September 30, 2004	$6,629,500	$26,043,500	$32,673,000

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Delaware Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

	2004	2003

Cash flows from operating activities:
Net income	$2,574,800	$2,405,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and depreciation	3,149,700	2,390,900
Accretion of asset retirement obligation	38,500	31,100
Decrease (increase) in accounts receivable - affiliate	653,800	(1,758,600)
Increase in accrued liabilities	11,800	35,800

Net cash provided by operating activities	6,428,600	3,105,000

Cash flows from investing activities:
Tangible equipment purchase	(3,700)	-

Net cash used for investing activities	(3,700)	-

Cash flows from financing activities:
Distributions to partners	(6,692,200)	(2,181,100)

Net cash used in financing activities	(6,692,200)	(2,181,100)

Net (decrease) increase in cash	(267,300)	923,900
Cash at beginning of period	1,633,300	100

Cash at end of period	$1,366,000	$924,000

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

        The financial statements of Atlas America Public #11-2002 Ltd. (the Partnership) as of September 30, 2004 and for the three months and nine months ended September 30, 2004 and 2003 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2003. The results of operations for the nine months ended September 30, 2004 may not necessarily be indicative of the results of operations for the year ending December 31, 2004.

        Certain reclassifications have been made to the financial statements for the three months and nine months ended September 30, 2003 to conform to the three months and nine months ended September 30, 2004 presentation.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

        For cash, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Asset Retirement Obligations-Change in Accounting Principle

        The Partnership accounts for the estimated plugging and abandonment costs of the oil and gas properties in accordance with Statement of Financial Accounting Standards (“SFAS”) 143, “Accounting for Asset Retirement Obligations.”

        A reconciliation of the Partnership’s liability for plugging and abandonment costs for the nine months ending September 30, 2004, is as follows:

Asset retirement obligations at December 31, 2003	$731,400
Accretion expense	38,500
Change in estimate on asset retirement obligations	51,500

Asset retirement obligations at September 30, 2004	$821,400

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS — (Continued)
September 30, 2004

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Cash Flow Information

        The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid by the Partnership for interest or income taxes for the nine months ended September 30, 2004 and 2003.

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

NOTE 3 — TRANSACTIONS WITH ATLAS RESOURCES, INC. AND ITS AFFILIATES

        The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (Atlas), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

•	Administrative costs which is included in general and administrative costs in the Statement of Operations are payable to Atlas at $75 per well per month. Administrative costs incurred for the three months ended September 30, 2004 and 2003 were $35,600 and $34,600, respectively; and $107,200 and $65,600 for the nine months ended September 30, 2004 and 2003, respectively.

•	Monthly well supervision fees which is included in production expenses in the Statement of Operations are payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended September 30, 2004 and 2003 were $125,600 and $111,900, respectively; and $359,000 and $214,900 for the nine months ended September 30, 2004 and 2003, respectively.

•	Transportation fees which is included in production expenses in the Statement of Operations are payable to Atlas at $.35 per mcf. Transportation costs incurred for the three months ended September 30, 2004 and 2003 were $96,800 and $159,400 respectively, and $302,900 and $323,400 for the nine months ended September 30, 2004 and 2003, respectively.

•	As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheet represents the net production revenues due from Atlas.

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

Results of Operations

        The following table, sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Production revenues (in thousands):
Gas	$2,226	$2,581	$6,472	$5,409
Oil	$112	$185	$353	$212

Production volumes:
Gas (thousands of cubic feet ("mcf")/day)	3,783	5,675	3,975	3,820
Oil (barrels ("bbls")/day)	31	71	37	28

Average sales prices:
Gas (per mcf)(1)	$6.39	$4.94	$5.94	$5.19
Oil (per bbl)	$38.82	$28.44	$34.43	$27.93

Average production costs:
As a percent of sales	13%	14%	13%	13%
(per mcf equivalent unit)	$.85	$.68	$.79	$.65

(1)

Our average sales price before the effects of hedging was $5.57 and $5.81 for the three and nine months ended September 30, 2003. There were no hedging contracts in place during the nine months ended September 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) - (Continued)

Results of Operations – (Continued)

        Revenues. Our natural gas revenues were $2,225,700 and $2,581,400 for the three months ended September 30, 2004 and 2003, respectively and $6,471,600 and $5,408,600 for the nine months ended September 30, 2004 and 2003, respectively, a decrease of $355,700 (14%) and an increase of $1,063,000 (20%) from the three and nine months ended September 30, 2003, respectively. The decrease was due to a decrease in production volumes to 3,783 mcf per day for the three months ended September 30, 2004 from 5,675 mcf per day for the three months ended September 30, 2003, a decrease of 1,892 mcf per day (33%) offset by higher average sales prices we received for our natural gas of $6.39 for the three months ended September 30, 2004 as compared to $4.94 for the three months ended September 30, 2003, an increase of $1.45 per mcf (29%). The increase in the nine months ended September 30, 2004 as compared to the similar prior period was due to higher average sales prices we received for our natural gas of $5.94 as compared to $5.19, an increase of $.75 per mcf (14%), and an increase in production volumes to 3,975 mcf per day for the nine months ended September 30, 2004 from 3,820 mcf per day for the nine months ended September 30, 2003, an increase of 155 mcf per day (4%). The increase is primarily attributable to more wells being on line during the current year period. The $355,700 decrease in gas revenue for the three months ended September 30, 2004 as compared to the prior year similar period, consisted of $860,500 attributable to a decrease in production volumes partially offset by 504,800 due to an increase in natural gas sale prices. The $1,063,000 increase in gas revenue for the nine months ended September 30, 2004 as compared to the prior year similar period, consisted of $787,500 due to an increase in natural gas sale prices and $275,500 attributable to an increase in production volumes. Our revenues from our natural gas sales will be affected by changes in natural gas prices, which are driven by market conditions.

        Costs and Expenses. Production expenses were $309,400 and $383,200 in the three months ended September 30, 2004 and 2003, respectively a decrease of $73,800 (19%), and $913,600 and $711,400 for the nine months ended September 30, 2004 and 2003, respectively, an increase of $202,200 (28%). The decrease for the three months ended September 30, 2004, is primarily attributable to lower salt water disposal and transportation costs. The increase in the nine months ended September 30, 2004 is primarily attributable to all wells being on line during the current year period.

        Depletion and depreciation of oil and gas properties as a percentage of oil and gas revenues was 18% and 49% in the three months ended September 30, 2004 and 2003, respectively, and 46% and 43% for the nine months ended September 30, 2004 and 2003, respectively. These percentage increases in the current year are directly attributable to changes in revenues and our oil and gas reserve quantities, product prices, production volumes and reductions in the depletable cost basis of oil and gas properties.

        General and administrative expenses for the three months ended September 30, 2004 and 2003 were $46,500 and $40,100, respectively. For the nine months ended September 30, 2004 and 2003 these charges were $155,700 and $85,800, respectively. These expenses include legal and audit fees, as well as the monthly administrative fee charged by the managing general partner. Administrative fees may fluctuate each month as they are only charged when a well is producing. These increases are primarily due to all wells being on line for the nine months ended September 30, 2004.

        Liquidity and Capital Resources. Cash provided by operating activities increased $3,323,600 in the nine months ended September 30, 2004 to $6,428,600 from $3,105,000 for the nine months ended September 30, 2003. This increase was primarily an increase in net income due to higher average sales prices and as a result of increased production volumes due to all wells being on line for the nine months ended September 30, 2004.

        Cash used by financing activities increased $4,511,100 during the nine months ended September 30, 2004 to $6,692,200 from $2,181,100 for the nine months ended September 30, 2003. The increase is directly related to our distribution payments to our partners.

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

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and costs and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our provision for possible losses, asset retirement obligations, depletion and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see Note 2 of the “Notes to Financial Statements” in our Annual Report on Form 10-KSB.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our Managing General Partner’s Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) as of September 30, 2004. Based upon this evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

        We have not filed any reports on Form 8-K during the period covered by this report.

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

Date:  November 15, 2004

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

Date:  November 15, 2004

By: (Signature and Title):           /s/ Nancy J. McGurk
                                                     Nancy J. McGurk, Senior Vice-President,
                                                     Chief Financial Officer and Chief Accounting Officer

Date:  November 15, 2004

EXHIBIT INDEX

	Description	Location

4(a)	Certificate of Limited Partnership for	Previously filed in the Form
	Atlas America Public #11–2002 Ltd.	10-KSB for the period
ending December 31, 2000

4(b)	Amended and Restated Certificate and Agreement	Previously filed in the Form
	of Limited Partnership for Atlas America Public #11–2002 Ltd.	10-KSB for the period
ending December 31, 2000

10(a)	Drilling and Operating Agreement with exhibits	Previously filed in the Form
10-KSB for the period
ending December 31, 2000

31.1	Certification Pursuant to Rule 13a-14/15(d)-14.

31.2	Certification Pursuant to Rule 13a-14/15(d)-14.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.