Form 10KSB
period 2004-12-31
ATLAS AMERICA PUBLIC 11-2002 LTD
filed 2005-03-31
CIK 1175028

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

          Securities registered under Section 12(g) of the Exchange Act
            Investor General Partner Units, Converted Limited Partner
                         Units and Limited Partner Units
                                (Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        State issuer's revenues for its most recent fiscal year. $8,802,500

        State the aggregate market value of the voting stock held by non-affiliates of the Registrant. Not Applicable.

        Transitional Small Business Disclosure Format (check one):

        Yes [ ] No [X]

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                        (A DELAWARE LIMITED PARTNERSHIP)
                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB

PART I                                                                                             Page
------                                                                                           -------
   Item 1:      Description of Business......................................................      3 - 5
   Item 2:      Description of Properties....................................................      5 - 9
   Item 3:      Legal Proceedings............................................................          9
   Item 4:      Submission of Matters to a Vote of Security Holders..........................          9

PART II

   Item 5:      Market for Registrant's Common Equity and Related Security Holder Matters....         10
   Item 6:      Management's Discussion and Analysis of Financial Condition or
                     Plan of Operation.......................................................    11 - 13
   Item 7:      Financial Statements.........................................................    14 - 25
   Item 8:      Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure....................................................         26
   Item 8A:     Controls and Procedures......................................................         26
   Item 8B:     Other Information............................................................         26

PART III

   Item 9:      Directors, Executive Officers and Significant Employees, Compliance
                     with Section 16(a) of the Exchange Act..................................    26 - 29
   Item 10:     Executive Compensation.......................................................         30
   Item 11:     Security Ownership of Certain Beneficial Owners and Management...............         30
   Item 12:     Certain Relationships and Related Transactions...............................    30 - 31
   Item 13:     Exhibits ....................................................................         31
   Item 14:     Principal Accountant Fees and Services.......................................         31

SIGNATURES...................................................................................         32

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

        GENERAL. We were formed as a Delaware limited partnership on June 5, 2002, with Atlas Resources, Inc. as our managing general partner, to drill natural gas development wells. Our operations commenced the first quarter of 2003. We drill and operate wells located primarily in western Pennsylvania and southern Ohio. We have no employees and rely on our managing general partner for management. See Item 9 "Directors, Executive Officers and Significant Employees, Compliance with Section 16(a) of the Exchange Act."

        We received total cash subscriptions from investors of $31,178,100 which were paid to our managing general partner acting as operator and general drilling contractor under the drilling and operating agreement. Our managing general partner contributed all of our oil and gas leases, paid and/or contributed services towards all of our organization and offering costs and paid 67% of the tangible ("equipment") costs of drilling and completing our wells for a total capital contribution to us of $13,295,200. We drilled and completed a total of 160.50 net developmental wells to the Clinton/Medina and Bradford geological formations in Pennsylvania and Ohio.

        BUSINESS STRATEGY. Our wells are currently producing natural gas and to a far lesser extent oil, which are our only products. Most of our gas is gathered and delivered to market through Atlas Pipeline Partners' L.P. gas gathering system which is managed by an affiliate of our managing general partner. We do not plan to sell any of our wells and will continue to produce them until they are depleted at which time they will be plugged and abandoned. No other wells will be drilled and no additional funds will be required for drilling. See Item 2 "Description of Properties" for information concerning our wells.

        Our ongoing operating and maintenance costs have been and are expected to be fulfilled through revenues from the sale of our gas and oil production. We pay our managing general partner a monthly well supervision fee of $275 per well, as outlined in our drilling and operating agreement. This well supervision fee covers all normal and regularly recurring operating expenses for the production, delivery and sale of gas and to a lesser extent oil, such as:

        o       well tending, routine maintenance and adjustment;

        o reading meters, recording production, pumping, maintaining appropriate books and records; and

        o       preparing reports to us and to government agencies.

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we will pay at cost for third party services and materials and a reasonable charge for services performed directly by our managing general partner or its affiliates. Beginning one year after each of our wells has been placed into production our managing general partner, as operator, may retain $200 of our revenues per month per well to cover our estimated future plugging and abandonment costs. As of December 31, 2004 the managing general partner has not withheld such funds.

        MARKETS AND COMPETITION. The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends upon numerous factors beyond our control, including the extent of domestic production, import of foreign natural gas and oil, political instability in oil and gas producing countries and regions, market demand, competition from other energy sources, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Our managing general partner is responsible for selling our natural gas production, and its policy is to treat all wells in a given geographic area equally. Our natural gas is being sold as discussed in Item 2, "Description of Properties - Delivery Commitments." During 2004 and 2003, we experienced no problems in selling our natural gas and oil, although prices we received varied, sometimes significantly. Product availability and price are the principal means of competition in selling natural gas and oil production. While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry. See Item 2, "Description of Properties - Delivery Commitments" regarding the marketing of our natural gas and oil.

        GOVERNMENTAL REGULATION. The energy industry in general is heavily regulated by federal and state authorities, including regulation of production, environmental quality and pollution control. The intent of federal and state regulations generally is to prevent waste, protect rights to produce natural gas and oil between owners in a common reservoir and control contamination of the environment. Failure to comply with regulatory requirements can result in substantial fines and other penalties. The following discussion of the regulation of the United States energy industry is not intended to constitute a complete discussion of the various statutes, rules, regulations and environmental orders to which our operations may be subject.

        REGULATION OF OIL AND GAS PRODUCING ACTIVITIES. State regulatory agencies where a producing natural gas well is located provide a comprehensive statutory and regulatory scheme for oil and gas operations such as ours including supervising the production activities and the transportation of natural gas sold in intrastate markets. Our oil and gas operations in Pennsylvania are regulated by the Department of Environmental Resources, Division of Oil and Gas, and our oil and gas operations in Ohio are regulated by the Ohio Department of Natural Resources, Division of Oil and Gas. Among other things, the regulations involve:

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

        o       well plugging standards and procedures; and

        o       broad enforcement powers.

        ENVIRONMENTAL AND SAFETY REGULATION. Under the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Oil Pollution Act of 1990, the Clean Air Act, and other federal and state laws relating to the environment, owners and operators of wells producing natural gas or oil can be liable for fines, penalties and clean-up costs for pollution caused by the wells. Moreover, the owners' or operators' liability can extend to pollution costs from situations that occurred prior to their acquisition of the assets. State public utility regulators in Ohio and Pennsylvania have either adopted federal standards or promulgated their own safety requirements consistent with the federal regulations.

        We believe we have complied in all material respects with applicable federal and state regulations and do not expect that these regulations will have a material adverse impact on our operations. Our producing activities also must comply with various federal, state and local laws not mentioned, including those covering the discharge of materials into the environment, or otherwise relating to the protection of the environment. Although this compliance may cause delays or increase our costs, currently we do not believe these costs will be substantial. However, we cannot predict the ultimate costs of complying with present and future environmental laws and regulations because these laws and regulations are constantly being revised and ultimately they may have a material impact on our operations and our compliance costs. Additionally, we cannot obtain insurance to protect against many types of environmental claims.

WHERE CAN YOU FIND MORE INFORMATION. We file Form 10-KSB Annual Reports and Form 10-QSB Quarterly Reports, as well as other non-recurring special purpose reports, with the Securities and Exchange Commission. A complete list of our filings is available on the Securities and Exchange Commission's website at WWW.SEC.GOV. Any of our filings are also available at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The Public Reference Room may be contacted at 1-800- SEC-0330 for further information.

Additionally, our managing general partner will provide you copies of any of these reports without charge. Such requests should be made to:

                       Atlas America Public #11-2002 Ltd.
                                 311 Rouser Road
                             Moon Township, PA 15108

ITEM 2.     DESCRIPTION OF PROPERTIES

        DRILLING ACTIVITY. The following table shows information about the wells we have drilled since our formation. All the wells drilled were development wells, which means a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. All wells were drilled during the year ended December 31, 2003. We do not expect to drill any wells in future years. Also see "Item 6 - Management's Discussion and Analysis or Plan of Operation" regarding revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit during the period indicated.

                                                    DEVELOPMENT WELLS
                                    -------------------------------------------------
                                         PRODUCTIVE (1)              DRY (2)
                                    -----------------------   -----------------------
PERIOD ENDING DECEMBER 31, 2003      GROSS (3)     NET (4)     GROSS (3)     NET (4)
---------------------------------   ----------   ----------   ----------   ----------
    Ohio ........................            5         5.00            -            -
    Pennsylvania ................          162       155.50            -            -
                                    ----------   ----------   ----------   ----------
                                           167       160.50            -            -
                                    ==========   ==========   ==========   ==========

----------
(1)     A "productive well" generally means a well that is not a dry hole.
(2) A "dry hole" generally means a well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well. The term "completion" refers either to the installation of permanent equipment for the production of oil or gas or, in the case of a dry hole, to the reporting of the abandonment of the well to the appropriate regulatory agency.
(3)     A "gross" well is a well in which we have a working interest.
(4) A "net" well equals the actual working interest we own in one gross well divided by one hundred. For example, a 50% working interest in a well is one gross well, but a .50 net well.

        SUMMARY OF PRODUCTIVE WELLS. The table below shows the number of our productive gross and net wells at December 31, 2004 in which we have a working interest.

                                         NUMBER OF PRODUCTIVE WELLS
                                        ---------------------------
                                           GROSS           NET
                                        ------------   ------------
        Gas ........................             158         151.50
        Oil ........................               9           9.00
                                        ------------   ------------
             Total .................             167         160.50
                                        ============   ============

        PRODUCTION. The following table shows the quantities of natural gas and oil produced (net to our interest), average sales price, and average production (lifting) cost per equivalent unit of production for the periods indicated.

                                                                     AVERAGE
                PRODUCTION              AVERAGE SALES PRICE      PRODUCTION COST
YEAR   --------------------------  --------------------------    (LIFTING COST)
ENDED   OIL (BBLS)     GAS (MCF)     PER BBL       PER MCF      PER MCFE (1) (2)
-----  ------------  ------------  ------------  ------------   ----------------
 2004     12,700        1,392,400  $      36.54  $       5.98         $      .82
 2003     14,200        1,840,600  $      27.71  $       5.12         $      .60

(1) "Mcf" means one thousand cubic feet of natural gas. "Mcfe" means a thousand cubic feet equivalent. Oil production is converted to mcfe at the rate of six mcf per barrel ("bbl").
(2) Lifting costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, production taxes, insurance and gathering charges.

        NATURAL GAS AND OIL RESERVE INFORMATION. The following tables summarize information regarding our estimated proved natural gas and oil reserves as of the dates indicated. All of our reserves are located in the United States. In accordance with SEC guidelines, we make the standardized and SEC PV-10 estimates of future net cash flows from proved reserves using natural gas and oil sales prices in effect as of the dates of the estimates which are held constant throughout the life of the properties. We based our estimates of proved reserves upon the following year-end weighted average prices:

                                             AS OF DECEMBER 31,
                                        ---------------------------
                                            2004           2003
                                        ------------   ------------
        Natural gas (per mcf) .......   $       7.07   $       6.71
        Oil (per bbl) ...............   $      39.75   $      29.25

        Reserve estimates are imprecise and may change as additional information becomes available. Furthermore, estimates of natural gas and oil reserves, of necessity, are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve reports of other engineers might differ from the reports. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of this estimate. Future prices received from the sale of natural gas and oil may be different from those we used in preparing our reports. The amounts and timing of future operating, development and abandonment costs may also differ from those used. Accordingly, the reserves set forth in the following tables ultimately may not be produced and the proved undeveloped reserves may not be developed within the periods anticipated. You should not construe the estimated PV-10 values as representative of the fair market value of our proved natural gas properties. PV-10 values are based upon projected cash inflows, which do not provide for changes in natural gas and oil prices or for escalation of expenses and capital costs. The meaningfulness of these estimates depends upon the accuracy of the assumptions upon which they were based.

        We evaluate natural gas reserves at constant temperature and pressure. A change in either of these factors can affect the measurement of natural gas reserves. We deducted when applicable, operating costs, development costs and production-related and ad valorem taxes in arriving at the estimated future cash flows. We made no provision for income taxes, and based the estimates on operating methods and conditions prevailing as of the dates indicated. We cannot assure you that these estimates are accurate predictions of future net cash flows from natural gas and oil reserves or their present value. For additional information concerning our natural gas and oil reserves and estimates of future net revenues, see the notes to our financial statements in Item 7 "Financial Statements."

                                                               DECEMBER 31,   DECEMBER 31,
                                                                   2004           2003
                                                               ------------   ------------
Natural gas reserves - Proved Reserves (Mcf)(1)(5):
     Proved developed reserves (2) .........................      8,788,600     10,191,900
     Proved undeveloped reserves (3) .......................              -              -
                                                               ------------   ------------
         Total proved reserves of natural gas ..............      8,788,600     10,191,900

Oil reserves - Proved Reserves (Bbl)(1)(5)
     Proved developed reserves (2) .........................         42,200         65,600
     Proved undeveloped reserves (3) .......................              -              -
                                                               ------------   ------------
         Total proved reserves of oil ......................         42,200         65,600
                                                               ------------   ------------

Total proved reserves (Mcfe) ...............................      9,041,700     10,585,500
                                                               ============   ============
PV-10 estimate of cash flows of proved reserves (4)(5):
     Proved developed reserves .............................   $ 23,751,600   $ 27,836,600
     Proved undeveloped reserves ...........................              -              -
                                                               ------------   ------------
         Total PV-10 estimate ..............................   $ 23,751,600   $ 27,836,600
                                                               ============   ============
PV-10 estimate per limited partner unit (6) ................   $      5,014   $      6,000
                                                               ============   ============
Undiscounted estimate per limited partner unit (6) .........   $      8,494   $      9,992
                                                               ============   ============

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

(6) This value per $10,000 unit is determined by following the methodology used for determining our proved reserves using the data discussed above. However, this value does not necessarily reflect the fair market value of a unit, and each unit is illiquid. Also the value of a unit for purposes of presentment of the unit to our managing general partner for purchase is different, because it is calculated under a formula set forth in the partnership agreement.

        We have not filed any estimates of our oil and gas reserves with, nor were such estimates included in any reports to, any Federal or foreign governmental agency other than the SEC within the 12 months before the date of this filing. For additional information concerning our natural gas and oil reserves and activities, see the notes to our financial statements in Item 7 "Financial Statements."

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

        Our properties are subject to royalty, overriding royalty and other outstanding interests customary in the natural gas industry. Our properties are also subject to burdens such as liens incident to operating agreements, taxes, development obligations under natural gas and oil leases, farm-out arrangements and other encumbrances, easements and restrictions. We do not believe that any of these burdens will materially interfere with our use of our properties.

        ACREAGE. The table below shows the estimated acres of developed and undeveloped oil and gas acreage in which we have an interest by state at December 31, 2004.

                           DEVELOPED ACREAGE         UNDEVELOPED ACREAGE (3)
                      ---------------------------  ---------------------------
LOCATION                GROSS (1)       NET (2)       GROSS           NET
-------------------   ------------   ------------  ------------   ------------
Pennsylvania ......          4,465          4,370             -              -
Ohio ..............            100            100             -              -
                      ------------   ------------  ------------   ------------
     Total ........          4,565          4,470             -              -
                      ============   ============  ============   ============

----------
(1)     A "gross" acre is an acre in which we own a working interest.
(2) A "net" acre equals the actual working interest we own in one gross acre divided by one hundred. For example, a 50% working interest in an acre is one gross acre, but a .50 net acre.
(3) "Undeveloped acreage" means those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not the acreage contains proved reserves.

        DELIVERY COMMITMENTS. Our managing general partner and its affiliates Resource Energy, Inc. and Atlas Energy Group, Inc. have a natural gas supply agreement with First Energy Solutions Corporation for a 10-year term which began on April 1, 1999. First Energy Solutions Corporation is the marketing affiliate of First Energy Corporation, which is based in Akron, Ohio and is a large regional electric utility listed on the New York Stock Exchange and trading under the symbol (FE). For the next 12 months our managing general partner anticipates that approximately 28% of our gas will be sold through this agreement with First Energy Solutions Corporation and approximately 40% will be sold through a natural gas supply agreement with UGI Energy Services, Inc. and approximately 32% will be sold through other third-party natural gas purchasers or marketers. All of the natural gas production from wells situated in Fayette County, Pennsylvania is being sold to UGI Energy Services, Inc. The natural gas delivery commitments with First Energy Solutions Corporation, UGI Energy Services, Inc. and our other third-party natural gas purchasers or marketers are generally for a one year term.

        The pricing arrangements with First Energy Solutions Corporation, UGI Energy Services, Inc. and other third-party gas purchasers or marketers are tied to the New York Mercantile Exchange Commission ("NYMEX") monthly futures contract price, which is reported daily in the Wall Street Journal. The total price received for our gas is a combination of the monthly NYMEX futures price plus a fixed basis. For example, the NYMEX futures price is the base price and there is an additional premium paid, because of the location of the gas (the Appalachian Basin) in relation to the gas market, which is referred to as the "basis."

        Pricing for natural gas and oil has been volatile and unpredictable for many years. The agreements with First Energy Solutions Corporation, UGI Energy Services, Inc. and the other third-party gas purchasers or marketers also permit our managing general partner and its affiliates to implement gas price hedges through those companies. First Energy Solutions Corporation, UGI Energy Services, Inc. and the other third-party purchasers or marketers also use NYMEX based financial instruments to hedge their pricing exposure and make price-hedging opportunities available to our managing general partner which then makes those arrangements available to us and its other partnerships. The majority of our managing general partner's hedges are implemented through its natural gas purchasers. These transactions are similar to NYMEX based futures contracts, swaps and options, but also require firm delivery of the hedged quantity. Thus, our managing general partner limits these arrangements to much smaller quantities than those projected to be available at any delivery point. The price paid by First Energy Solutions Corporation, UGI Energy Services, Inc. and any other third-party purchasers for certain volumes of natural gas sold under these hedge agreements may be significantly different from the underlying monthly spot market value. Additionally, to limit our managing general partner's and its partnerships' exposure to changes in natural gas prices our managing general partner uses hedges through contracts including regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. The futures contracts employed by our managing general partner are commitments to purchase or sell natural gas at future dates and generally cover one-month periods for up to 24 months in the future. The overall portion of our natural gas portfolio that is hedged changes from time to time.

        To assure that all financial instruments will be used solely for hedging price risks and not for speculative purposes, our managing general partner has established a committee to assure that all gas prices hedges, whether made through a third-party marketer or purchaser or through our managing general partner's and its affiliates' contracts, are made in compliance with our managing general partner's hedging policies and procedures. Our managing general partner does not intend to contract for positions that it cannot offset with actual production.

        We are not required to provide any fixed and determinable quantities of gas under any agreement other than agreements that are a consequence of limited hedging agreements with First Energy Solutions Corporation, UGI Energy Services, Inc. and the other third-party gas purchasers or marketers.

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

        HOLDERS. As of December 31, 2004, we had 1,020 interest holders.

        DISTRIBUTIONS. Our managing general partner reviews our accounts quarterly to determine whether cash distributions are appropriate and the amount to be distributed, if any. We distribute those funds, which our managing general partner determines are not necessary for us to retain, to our partners. We will not advance or borrow for purposes of distributions if the amount of the distributions would exceed our accrued and received revenues for the previous four quarters, less paid and accrued operating costs with respect to the revenues.

        The determination of the revenues and costs are made in accordance with generally accepted accounting principles, consistently applied, and cash distributions to our managing general partner may only be made in conjunction with distributions to our limited partners.

        During the calendar years ended December 31, 2004 and 2003, we distributed the following:

        o       $5,748,000 and $2,727,100 to our limited partners; and

        o       $2,959,300 and $1,404,800 to our managing general partner.

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

        This Item 6 "Management's Discussion and Analysis or Plan of Operation" should be read in conjunction with Item 7 "Financial Statements" and the notes to our financial statements.

        GENERAL. We were formed as a Delaware limited partnership on June 5, 2002, with Atlas Resources, Inc. as our managing general partner, to drill natural gas development wells. The year ended December 31, 2003 is the first calendar year our wells were on line and producing natural gas and to a lesser extent oil. We do not plan to sell any of our wells and will continue to produce them until they are depleted at which time they will be plugged and abandoned. No other wells will be drilled and no additional funds will be required for drilling.

        RESULTS OF OPERATIONS. The following table sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit during the period indicated:

                                                       YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                         2004          2003
                                                     ------------  ------------
Revenues (in thousands):
     Gas(1) (2) ..................................   $      8,328  $      9,432
     Oil .........................................   $        463  $        393
Production volumes:
     Gas (thousands of cubic feet (mcf)/day) .....          3,805         5,043
     Oil (barrels (bbls)/day) ....................             35            39
Average sales price:
     Gas (per mcf) ...............................   $       5.98  $       5.12
     Oil (per bbl) ...............................   $      36.54  $      27.71
Production costs:
     As a percent of sales .......................             14%           12%
     Per equivalent mcf ..........................   $        .82  $        .60

----------
(1)     Excludes sales of residual gas and sales to landowners.
(2) The average sales price per mcf before the effects of hedging was $5.56 for the year ended December 31, 2003. There were no hedging contracts in place for the year ended December 31, 2004.

        REVENUES. Our natural gas revenues were $8,328,100 and $9,432,000 for the years ended December 31, 2004 and 2003, respectively, a decrease of $1,103,900 (12%). This decrease was due to a decrease in production volumes to 3,805 mcf per day for the year ended December 31, 2004 from 5,043 mcf per day for the year ended December 31, 2003, a decrease of 1,238 mcf per day (25%). This decrease was partially offset by an increase in the average sales price we received for our natural gas to $5.98 per mcf for the year ended December 31, 2004 from $5.12 per mcf for the year ended December 31, 2003, an increase of $0.86 per mcf (17%). The $1,103,900 decrease in gas revenue for the year ended December 31, 2004 as compared to the prior year similar period was attributable to a $2,680,500 decrease in production volumes, partially offset by a $1,576,600 increase in natural gas sale prices, which are driven by market conditions. The overall decrease in gas production volumes results primarily from the normal decline inherent in the life of a well.

        The price we receive for our natural gas is primarily a result of the index driven agreements with First Energy Services Corporation and UGI Energy Services, Inc. (See Item 2 "Description of Properties - Delivery Commitments.") As such, the price we receive for our natural gas may vary significantly each month as the underlying index changes in response to market conditions.

        EXPENSES. Production expenses were $1,210,600 and $1,146,200 for the years ended December 31, 2004 and 2003, respectively, an increase of $64,400 (6%). The increase is primarily attributable to higher operating fees charged due to all wells being online for the entire twelve months ended December 31, 2004.

        Depletion and depreciation of oil and gas properties as a percentage of oil and gas revenues was 49% for the year ended December 31, 2004 as compared to 57% for the year ended December 31, 2003. This percentage change is directly attributable to changes in our oil and gas reserve quantities, product prices, production and fluctuations in the depletable cost basis of oil and gas properties.

        General and administrative expenses were $200,200 and $120,200 for the years ended December 31, 2004 and 2003, respectively, an increase of $80,000 (67%). These expenses include audit fees, as well as the monthly administrative fee charged by our managing general partner. This increase was primarily due to higher audit fees as compared to the prior year similar period and higher administrative fees charged due to all wells being online for the entire twelve months ended December 31, 2004.

        LIQUIDITY AND CAPITAL RESOURCES. Cash provided by operating activities increased $1,913,700 to $7,678,800 for the year ended December 31, 2004 from $5,765,100 for the year ended December 31, 2003. The increase was primarily due to an increase in the average sales price we received for our natural gas.

        Cash used in financing activities increased $4,575,400 to $8,707,300 for the year ended December 31, 2004 from $4,131,900 for the year ended December 31, 2003. The increase is directly related to increased distributions to partners as a result of an increase in the average sales price we received for our natural gas.

        We have no material commitments to make capital expenditures and we do not expect any in the foreseeable future, except that our managing general partner may withhold funds for future plugging and abandonment costs. Any additional funds, if required, will be obtained from production revenues or borrowings from our managing general partner or its affiliates, which are not contractually committed to make a loan. The amount that may be borrowed may not at any time exceed 5% of our total subscriptions, and no borrowings will be obtained from third-parties.

        CRITICAL ACCOUNTING POLICIES. The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to oil and gas reserves and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We have identified the following policies as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 2 of the "Notes to Financial Statements" in Item 7 "Financial Statements."

        USE OF ESTIMATES. Preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting period. Actual results could differ from these estimates.

        RESERVE ESTIMATES. Our estimates of our proved natural gas and oil reserves and future net revenues from them are based upon reserve analyses that rely upon various assumptions, including those required by the SEC, as to natural gas and oil prices, drilling and operating expenses, capital expenditures, abandonment costs, taxes and availability of funds. Any significant variance in these assumptions could materially affect the estimated quantity of our reserves. As a result, our estimates of our proved natural gas and oil reserves will be inherently imprecise. Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves may vary substantially from our estimates or estimates contained in the reserve reports. In addition, our proved reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing natural gas and oil prices, mechanical difficulties, governmental regulation and other factors, many of which are beyond our control.

        IMPAIRMENT OF OIL AND GAS PROPERTIES. We review our producing oil and gas properties for impairment on an annual basis and whenever events and circumstances indicate a decline in the recoverability of their carrying values. We estimate the expected future cash flows from our oil and gas properties and compare such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to their fair value in the current period. The factors used to determine fair value include, but are not limited to, estimates of reserves, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that will require us to record an impairment of our oil and gas properties and there can be no assurance that such impairments will not be required in the future.

        DISMANTLEMENT, RESTORATION, RECLAMATION AND ABANDONMENT COSTS. On an annual basis, we estimate the costs of future dismantlement, restoration, reclamation and abandonment of our natural gas and oil-producing properties. We also estimate the salvage value of equipment recoverable upon abandonment. As of December 31, 2004 and 2003, our estimate of salvage values was greater than or equal to our estimate of the costs of future dismantlement, restoration, reclamation and abandonment. A decrease in salvage values or an increase in dismantlement, restoration, reclamation and abandonment costs from those we have estimated, or changes in our estimates or costs, could reduce our gross profit from energy operations.

ITEM 7.     FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE PARTNERS OF
ATLAS AMERICA PUBLIC #11-2002 LTD.
A DELAWARE LIMITED PARTNERSHIP

We have audited the accompanying consolidated balance sheets of Atlas America Public #11-2002 Ltd. (a Delaware Limited Partnership), as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' capital accounts and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas America Public #11-2002 Ltd., as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' capital accounts and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Cleveland, Ohio
March 18, 2005

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                        (A DELAWARE LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 2004 AND 2003

                                                         2004          2003
                                                     ------------  ------------
                           ASSETS
Current assets:
Cash and cash equivalents .........................  $    601,100  $  1,633,300
Accounts receivable - affiliate ...................     2,528,600     2,798,800
                                                     ------------  ------------
Total current assets ..............................     3,129,700     4,432,100

Oil and gas properties (successful efforts) .......    38,791,500    38,725,300
    Less accumulated depletion and depreciation ...    (9,939,300)   (5,632,100)
                                                     ------------  ------------
                                                       28,852,200    33,093,200
                                                     ------------  ------------
                                                     $ 31,981,900  $ 37,525,300
                                                     ============  ============

               LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accrued liabilities ...............................  $     20,400  $      3,500
                                                     ------------  ------------
    Total current liabilities .....................        20,400         3,500

Asset retirement obligation .......................       841,500       731,400

Partners' capital:
    Managing general partner ......................     6,434,000     7,457,200
    Limited partners (3,126.55 units) .............    24,686,000    29,333,200
                                                     ------------  ------------
                                                       31,120,000    36,790,400
                                                     ------------  ------------
                                                     $ 31,981,900  $ 37,525,300
                                                     ============  ============

    The accompanying notes are an integral part of these financial statements

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                        (A DELAWARE LIMITED PARTNERSHIP)

                             STATEMENT OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                   2004            2003
                                                               ------------    ------------
REVENUES
    Natural gas and oil sales ..............................   $  8,791,400    $  9,825,300
    Interest income ........................................         11,100           1,500
                                                               ------------    ------------
        Total revenues .....................................      8,802,500       9,826,800

COSTS AND EXPENSES
    Production expenses ....................................      1,210,600       1,146,200
    Depletion and depreciation of oil and gas properties ...      4,307,200       5,632,100
    Accretion of asset retirement obligation ...............         47,600          41,400
    General and administrative expenses ....................        200,200         120,200
                                                               ------------    ------------
         Total expenses ....................................      5,765,600       6,939,900
                                                               ------------    ------------

               NET EARNINGS ................................   $  3,036,900    $  2,886,900
                                                               ============    ============

ALLOCATION OF NET EARNINGS:
   Managing general partner ................................   $  1,936,100    $  2,004,700
                                                               ============    ============
   Limited partners ........................................   $  1,100,800    $    882,200
                                                               ============    ============
        Net earnings per limited partnership unit ..........   $        352    $        282
                                                               ============    ============

    The accompanying notes are an integral part of these financial statements

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                        (A DELAWARE LIMITED PARTNERSHIP)

               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                 MANAGING
                                                                  GENERAL        LIMITED
                                                                  PARTNER        PARTNERS          TOTAL
                                                               ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2002 ...............................   $    671,600    $ 31,178,100    $ 31,849,700

   Participation in revenue and expenses:
      Net production revenues ..............................      2,950,900       5,728,200       8,679,100
      Interest income ......................................            500           1,000           1,500
      Depletion and depreciation ...........................       (891,700)     (4,740,400)     (5,632,100)
      Accretion of asset retirement obligation .............        (14,100)        (27,300)        (41,400)
      General and administrative ...........................        (40,900)        (79,300)       (120,200)
                                                               ------------    ------------    ------------

      Net earnings .........................................      2,004,700         882,200       2,886,900

Distributions to partners ..................................     (1,404,800)     (2,727,100)     (4,131,900)
Contributions from partners ................................      6,185,700               -       6,185,700
                                                               ------------    ------------    ------------

BALANCE AT DECEMBER 31, 2003 ...............................   $  7,457,200    $ 29,333,200    $ 36,790,400
                                                               ------------    ------------    ------------

   Participation in revenue and expenses:
      Net production revenues ..............................     2,577,500       5,003,300       7,580,800
      Interest income ......................................         3,800           7,300          11,100
      Depletion and depreciation ...........................      (560,900)     (3,746,300)     (4,307,200)
      Accretion of asset retirement obligation .............       (16,200)        (31,400)        (47,600)
      General and administrative ...........................       (68,100)       (132,100)       (200,200)
                                                               ------------    ------------    ------------

      Net earnings .........................................      1,936,100       1,100,800       3,036,900

Distributions to partners ..................................     (2,959,300)     (5,748,000)     (8,707,300)
                                                               ------------    ------------    ------------

BALANCE AT DECEMBER 31, 2004 ...............................   $  6,434,000    $ 24,686,000    $ 31,120,000
                                                               ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                          2004            2003
                                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings ......................................................   $  3,036,900    $  2,886,900
Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depletion and depreciation .................................      4,307,200       5,632,100
       Accretion of asset retirement obligation ...................         47,600          41,400
       Decrease (increase) in accounts receivable - affiliate .....        270,200      (2,798,800)
       Increase in accrued liabilities ............................         16,900           3,500
                                                                      ------------    ------------

               Net cash provided by operating activities ..........      7,678,800       5,765,100

CASH FLOWS FROM INVESTING ACTIVITIES:
       Tangible equipment purchase ................................         (3,700)              -


CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to Partners .....................................     (8,707,300)     (4,131,900)
                                                                      ------------    ------------

               Net (decrease) increase in cash and cash equivalents     (1,032,200)      1,633,200

Cash and cash equivalents at beginning of year ....................      1,633,300             100
                                                                      ------------    ------------

Cash and cash equivalents at end of year ..........................   $    601,100    $  1,633,300
                                                                      ============    ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Assets contributed by Managing General Partner ................                   $     24,200
    Lease costs, included in oil and gas properties ...............                              -
    Tangible equipment costs included in oil and gas properties ...                      6,161,500
    Asset retirement obligation costs .............................                        690,000
                                                                                      ------------
                                                                                      $  6,875,700
                                                                                      ============

    The accompanying notes are an integral part of these financial statements

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2004

NOTE 1 - NATURE OF OPERATIONS

        Atlas America Public #11-2002 Ltd. (the "Partnership") is a Delaware Limited Partnership which includes Atlas Resources, Inc. ("Atlas") of Pittsburgh, Pennsylvania, as Managing General Partner and Operator, and 1,020 Limited Partners. The Partnership was formed on June 5, 2002 to drill and operate gas wells located primarily in western Pennsylvania and southern Ohio. At December 31, 2004, the Partnership had various working interests in 167 gross wells.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A summary of significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

Basis of Accounting

        The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

        Preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting period. Actual results could differ from these estimates

Cash and Cash Equivalents

        The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At December 31, 2004, the Partnership had $625,500 in deposits at one bank of which $525,500 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

Impairment of Long Lived Assets

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

                                December 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Oil and Gas Properties
----------------------

        Oil and gas properties consist of the following:

                                                          AT DECEMBER 31,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------
Mineral interest in properties:
    Proved properties ..........................   $    695,700    $    695,700
    Wells and related equipment ................     38,095,800      38,029,600
                                                   ------------    ------------
                                                     38,791,500      38,725,300

Accumulated depreciation and depletion and
  valuation allowances:
   Oil and gas properties ......................     (9,939,300)     (5,632,100)
                                                   ------------    ------------
                                                   $ 28,852,200    $ 33,093,200
                                                   ============    ============

        The Partnership uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized. Costs of exploratory wells which do not find proved reserves are expensed.

        Upon the sale or retirement of a complete or partial unit of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is reclassified to accumulated depletion

        On an annual basis, the Partnership estimates the costs of future dismantlement, restoration, reclamation, and abandonment of its gas and oil producing properties. Additionally, the Partnership estimates the salvage value of equipment recoverable upon abandonment. At December 31, 2002, the Partnership's estimate of equipment salvage values was greater than or equal to the estimated costs of future dismantlement, restoration, reclamation, and abandonment. On January 1, 2003, the Partnership adopted SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") as discussed further in this footnote.

Depreciation, Depletion and Amortization

        The Partnership depletes proved gas and oil properties, which include intangible drilling and development costs, tangible well equipment and leasehold costs, on the unit-of-production method using the ratio of current production to the estimated aggregate proved developed gas and oil reserves.

Asset Retirement Obligation

        Effective January 1, 2003, the Partnership adopted SFAS No.143 which requires the Partnership to recognize an estimated liability for the plugging and abandonment of its oil and gas wells. Under SFAS No. 143, the Partnership must currently recognize a liability for future asset retirement obligations if a reasonable estimate of the fair value of that liability can be made. The present values of the expected asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 requires the Partnership to consider estimated salvage value in the calculation of depletion, depreciation and amortization.

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                        (A Delaware Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Asset Retirement Obligation (Continued)

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

        A reconciliation of the Partnership's liability for well plugging and abandonment costs for the years ended December 31, 2004 and 2003 is as follows:

                                                                   2004            2003
                                                               ------------    ------------
Asset retirement obligation at December 31, 2003 ...........   $    731,400     $         -
Adoption of SFAS No. 143 ...................................              -         690,000
Change in estimate on asset retirement obligation ..........         62,500               -
Accretion expense ..........................................         47,600          41,400
                                                               ------------    ------------
Total asset retirement obligation at December 31, 2004 .....   $    841,500    $    731,400
                                                               ============    ============

Revenue Recognition

        Revenues from the sale of natural gas and oil are recognized when the gas and oil are delivered to the purchaser.

Environmental Matters

        The Partnership is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Partnership has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures.

        The Partnership accounts for environmental contingencies in accordance with SFAS No. 5 "Accounting for Contingencies." Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. The Partnership maintains insurance that may cover in whole or in part certain environmental expenditures. For the two years ended December 31, 2004, the Partnership had no environmental matters requiring specific disclosure or requiring recording of a liability.

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                        (A Delaware Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Major Customers

        The Partnership's natural gas is sold under contract to various purchasers. For the years ended December 31, 2004 and 2003, sales to UGI Energy Services, Inc. and First Energy Solutions Corporation accounted for 40% and 46%, and 28% and 36%, respectively, of total revenues. However, the market for gas and oil production is a diverse open market and other purchasers are readily available.

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

NOTE 4 - PARTICIPATION IN REVENUES AND COSTS

        The Managing General Partner and the Limited Partners generally participate in revenues and costs in the following manner:

                                                                    MANAGING       LIMITED
                                                                GENERAL PARTNER    PARTNERS
                                                                ---------------    --------
           Organization and offering costs................           100%             0%
           Lease costs....................................           100%             0%
           Revenues                                                   (1)            (1)
           Operating costs, administrative costs, direct
              costs and all other costs...................            (2)            (2)
           Intangible drilling costs......................             0%           100%
           Tangible equipment costs.......................            67%            33%

        (1) Subject to the Managing General Partner's subordination obligation, substantially all partnership revenues will be credited as follows: before net of tax savings payout and partnership payout (as defined in the partnership agreement), partnership revenues will be shared in the same percentage as capital contributions are to the total partnership capital contributions. After net of tax savings payout, the Managing General partner will receive an additional 7% of the partnership revenues, which may not exceed 35%.

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                        (A Delaware Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2004

NOTE 4 - PARTICIPATION IN REVENUES AND COSTS - (CONTINUED)

        (2) These costs will be charged to the partners in the same ratio as the related production revenues are credited.

NOTE 5 - TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

        The Partnership has entered into the following significant transactions with Atlas and its affiliates as provided under the Partnership agreement:

                Administrative costs which are included in general and administrative expenses in the Statement of Operations are payable to Atlas at $75 per well per month. Administrative costs incurred in 2004 and 2003 were $142,700 and $101,500, respectively.

                Monthly well supervision fees which are included in production expenses in the Statement of Operations are payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred in 2004 and 2003 were $489,200 and $331,800, respectively.

                Transportation fees which are included in production expenses in the Statement of Operations are payable to Atlas at $.35 per MCF (one thousand cubic feet). Transportation costs incurred in 2004 and 2003 were $383,900 and $559,500, respectively.

                Our managing general partner and its affiliates will be reimbursed for all direct costs expended on our behalf. For the years ended December 31, 2004 and 2003, we reimbursed the managing general partner for $395,000 and $273,600, respectively, for direct costs.

        As the Managing General Partner, Atlas performs all administrative and management functions for the Partnership. Accounts receivable - affiliate on the balance sheet represents the net production revenues due from Atlas.

NOTE 6 - COMMITMENTS

        Subject to certain conditions, investor partners may present their interests beginning in 2007 for purchase by Atlas. The purchase price will be calculated by Atlas in accordance with the terms of the partnership agreement. Atlas is not obligated to purchase more than 5% of the units in any calendar year. In the event that Atlas is unable to obtain the necessary funds, Atlas may suspend its purchase obligation. Beginning one year after each of our wells has been placed into production our managing general partner, as operator, may retain $200 of our revenues per month per well to cover our estimated future plugging and abandonment costs.

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                        (A Delaware Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2004

NOTE 7 - SUBORDINATION OF MANAGING GENERAL PARTNER'S REVENUE SHARE

        Under the terms of the partnership agreement, Atlas may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the investor partners of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the investor partners (June 2003). In 2004 and 2003, Atlas was not required to subordinate any of its revenues to the investor partners.

NOTE 8 - NATURAL GAS AND OIL PRODUCING ACTICITIES (UNAUDITED)

        The supplementary information summarized below presents the results of natural gas and oil activities in accordance with Statements of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities" ("SFAS No. 69"). Annually, reserve value information is provided to the investor partners pursuant to the partnership agreement. The partnership agreement provides a presentment feature whereby the managing general partner will buy partnership units, subject to annual limitations, based upon a valuation formula price in the partnership agreement. Therefore, reserve value information under SFAS No. 69 is not presented.

        No consideration has been given in the following information to the income tax effect of the activities as the Partnership is not treated as a taxable entity for income tax purposes.

(1)     CAPITALIZED COSTS

        The following table presents the capitalized costs related to natural gas and oil producing activities at December 31:

                                                                                   2004            2003
                                                                               ------------    ------------
                Capitalized costs at December 31:
                   Mineral interests in proved properties                      $    695,700    $    695,700
                   Wells and related equipment                                   38,095,800      38,029,600
                   Accumulated depreciation and depletion                        (9,939,300)     (5,632,100)
                                                                               ------------    ------------
                     NET CAPITALIZED COSTS                                     $ 28,852,200    $ 33,093,200
                                                                               ============    ============

(2)     RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

        The following table presents the results of operations related to natural gas and oil production for the years ended December 31:

                                                                                   2004            2003
                                                                               ------------    ------------
                Natural gas and oil sales                                      $  8,791,400    $  9,825,300
                Production costs                                                 (1,210,600)     (1,146,200)
                Accretion of asset retirement obligation                            (47,600)        (41,400)
                Depreciation and depletion and impairment                        (4,307,200)     (5,632,100)
                                                                               ------------    ------------
                     RESULTS OF OPERATIONS FROM OIL AND GAS
                         PRODUCING ACTIVITIES                                  $  3,226,000    $  3,005,600
                                                                               ============    ============

                       ATLAS AMERICA PUBLIC #11-2002 LTD.
                        (A Delaware Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2004

NOTE 8 - NATURAL GAS AND OIL PRODUCING ACTIVITIES  (UNAUDITED)(CONTINUED)

(3)     COSTS INCURRED

        Costs incurred for the years ended December 31, are as follows:

                                                       2004            2003
                                                   ------------    ------------
                Capitalized asset retirement       $     62,500    $    690,000
                Acquisition costs                             -          24,200
                Tangible equipment                        3,700       6,161,500
                                                   ------------    ------------
                                                   $     66,200    $  6,875,700
                                                   ============    ============

(4)     RESERVE INFORMATION

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

                                                                    NATURAL GAS        OIL
                                                                      (MCF)           (BBLS)
                                                                   ------------    ------------
                Proved developed and undeveloped reserves:
                    BALANCE JANUARY 1, 2003                           2,333,000               -
                    Current additions                                 9,699,500          79,800
                    Production                                       (1,840,600)        (14,200)
                                                                   ------------    ------------

                    BALANCE DECEMBER 31, 2003                        10,191,900          65,600
                    Production                                       (1,392,400)        (12,700)
                    Revisions to previous estimates                     (10,900)        (10,700)
                                                                   ------------    ------------

                    BALANCE DECEMBER 31, 2004                         8,788,600          42,200
                                                                   ============    ============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

        None.

ITEM 8A.    CONTROLS AND PROCEDURES

        Under the supervision and with the participation of our managing general partner's management, including our managing general partner's Chief Executive Officer and Chief Financial Officer, our managing general partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of the end of the period covered by this annual report on Form 10-KSB, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management, including our managing general partner's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls in the fourth quarter and subsequent to the date of their evaluation.

ITEM 8B.    OTHER INFORMATION

        None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        RESPONSIBILITIES OF ATLAS RESOURCES. We have no employees and rely on our managing general partner, which also serves as driller-operator of the wells, for management. Our managing general partner has complete and exclusive discretion and control over our operations and activities and makes all of our decisions affecting the wells we have drilled. Our managing general partner provides continuing review and analysis of all wells and monitors all expenditures and commitments made on our behalf. In addition, our managing general partner performs administrative services relating to our funding and operation, participant reporting, financial budgeting and record keeping.

        BUSINESS OF ATLAS RESOURCES. Our managing general partner was incorporated in 1979 and its affiliate, Atlas Energy Group, Inc., an Ohio corporation that was the first of the Atlas group of companies, was incorporated in 1973. Atlas Energy Group serves as our operator in Ohio.

        In 1998, the Atlas Group, the former parent company of our managing general partner, merged into Atlas America, Inc., a newly formed subsidiary of Resource America, Inc. Resource America is a publicly traded proprietary asset management company. Our managing general partner depends on its indirect parent company, Atlas America, for management and administrative functions and financing its capital contributions to us and its other partnerships. See Item 11 "Security Ownership of Certain Beneficial Owners and Management" for a discussion of the ownership of our managing general partner. During 2004, Resource America offered a portion of its common stock in Atlas America, the Delaware holding company, pursuant to an S-1 Registration Statement. Resource America owns approximately 80.2% of the outstanding shares of Atlas America's common stock.

        Resource America has informed our managing general partner that it intends to distribute its remaining ownership interest in Atlas America to its common stockholders. Resource America expects the distributions to take the form of a spin-off by means of a special dividend to Resource America common stockholders of all of Atlas America's common stock owned by Resource America. Resource America further has advised us that it anticipates that the distribution will occur by the end of 2005. Resource America has sole discretion if and when to complete the distribution and its terms. Resource America does not intend to complete the distribution unless it receives a ruling from the Internal Revenue Service and/or an opinion from its tax counsel as to the tax-free nature of the distribution to Resource America and its stockholders for U.S. federal income tax purposes. The Internal Revenue Service requirements for tax-free distributions of this nature are complex and the Internal Revenue Service has broad discretion, so there is significant uncertainty as to whether Resource America will be able to obtain such ruling. Because of this uncertainty and the fact that the timing and completion of the distribution is in Resource America's sole discretion, the distribution may not occur by the contemplated time or may not occur at all.

        Atlas America is headquartered at 311 Rouser Road, Moon Township, Pennsylvania 15108, which is also our managing general partner's primary office.

EXECUTIVE OFFICERS AND DIRECTORS. The executive officers and directors of our managing general partner will serve until their successors are elected. The executive officers and directors of our managing general partner are as follows:

NAME                 AGE     POSITION OR OFFICE
------------------   ---    ----------------------------------------------------
Freddie M. Kotek      49    Chairman of the Board of Directors, Chief Executive
                            Officer and President
Frank P. Carolas      45    Executive Vice President - Land and Geology and a
                            Director
Jeffrey C. Simmons    46    Executive Vice President - Operations and a Director
Jack L. Hollander     49    Senior Vice President - Direct Participation
                            Programs
Nancy J. McGurk       49    Senior Vice President - Chief Financial Officer and
                            Chief Accounting Officer
Michael L. Staines    55    Senior Vice President, Secretary and a Director

With respect to the biographical information set forth below:

        o the approximate amount of an individual's professional time devoted to the business and affairs of our managing general partner and Atlas America have been aggregated because there is no reasonable method for them to distinguish their activities between the two companies; and

        o for those individuals who also hold senior positions with other affiliates of our managing general partner, if it is stated that they devote approximately 100% of their professional time to our managing general partner and Atlas America, it is because either the other affiliates are not currently active in drilling new wells, such as Viking Resources or Resource Energy, and the individuals are not required to devote a material amount of their professional time to the affiliates, or there is no reasonable method to distinguish their activities between our managing general partner and Atlas America as compared with the other affiliates of our managing general partner, such as Viking Resources or Resource Energy.

FREDDIE M. KOTEK. President and Chief Executive Officer since January 2002 and Chairman of the Board of Directors since September 2001. Mr. Kotek has been Executive Vice President and Chief Financial Officer of Atlas America from February 2004 to March 2005, and served as a director from September 2001 until February 2004. Mr. Kotek was a Senior Vice President of Resource America, and President of Resource Leasing, Inc. (a wholly-owned subsidiary of Resource America) from 1995 until May, 2004 when he resigned from Resource America and all of its subsidiaries which are not subsidiaries of Atlas America. Mr. Kotek was President of Resource Properties from September 2000 to October 2001 and its Executive Vice President from 1993 to August 1999. Mr. Kotek received a Bachelor of Arts degree from Rutgers College in 1977 with high honors in Economics. He also received a Master in Business Administration degree from the Harvard Graduate School of Business Administration in 1981. Mr. Kotek devotes approximately 95% of his professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of his professional time to the business and affairs of the managing general partner's affiliates.

FRANK P. CAROLAS. Executive Vice President-Land and Geology and a Director since January 2001. Mr. Carolas has been an Executive Vice President of Atlas America since January 2001 and served as a Director of Atlas America from January 2002 until February 2004. Mr. Carolas was a Vice President of Resource America from April 2001 until May 2004 when he resigned from Resource America. Mr. Carolas served as Vice President of Land and Geology for the managing general partner from July 1999 until December 2000 and for Atlas America from 1998 until December 2000. Before that Mr. Carolas served as Vice President of Atlas Energy Group, Inc. from 1997 until 1998, which was the former parent company of the managing general partner. Mr. Carolas is a certified petroleum geologist and has been with our managing general partner and its affiliates since 1981. He received a Bachelor of Science degree in Geology from Pennsylvania State University in 1981 and is an active member of the American Association of Petroleum Geologists. Mr. Carolas devotes approximately 100% of his professional time to the business and affairs of the managing general partner and Atlas America.

JEFFREY C. SIMMONS. Executive Vice President-Operations and a Director since January, 2001. Mr. Simmons has been an Executive Vice President of Atlas America since January 2001 and was a Director of Atlas America from January 2002 until February 2004. Mr. Simmons was a Vice President of Resource America from April 2001 until May 2004 when he resigned from Resource America. Mr. Simmons served as Vice President of Operations for the managing general partner from July 1999 until December 2000 and for Atlas America from 1998 until December 2000. Mr. Simmons joined Resource America in 1986 as a senior petroleum engineer and has served in various executive positions with its energy subsidiaries since then. Before Mr. Simmons' career with Resource America, he had worked with Core Laboratories, Inc., of Dallas, Texas, and PNC Bank of Pittsburgh. Mr. Simmons received his Petroleum Engineering degree from Marietta College in 1981 and his Masters degree in Business Administration from Ashland University in 1992. Mr. Simmons devotes approximately 80% of his professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of his professional time to the business and affairs of the managing general partner's affiliates, primarily Viking Resources and Resource Energy.

JACK L. HOLLANDER. Senior Vice President - Direct Participation Programs since January 2002 and before that he served as Vice President - Direct Participation Programs from January 2001 until December 2001. Mr. Hollander also serves as Senior Vice President - Direct Participation Programs of Atlas America since January 2002. Mr. Hollander practiced law with Rattet, Hollander & Pasternak, concentrating in tax matters and real estate transactions, from 1990 to January 2001, and served as in-house counsel for Integrated Resources, Inc. (a diversified financial services company) from 1982 to 1990. Mr. Hollander earned a Bachelor of Science degree from the University of Rhode Island in 1978, his law degree from Brooklyn Law School in 1981, and a Master of Law degree in Taxation from New York University School of Law Graduate Division in 1982. Mr. Hollander is a member of the New York State bar, the Investment Program Association, and the Financial Planning Association. Mr. Hollander devotes approximately 100% of his professional time to the business and affairs of the managing general partner and Atlas America.

NANCY J. MCGURK. Senior Vice President since January 2002, Chief Financial Officer and Chief Accounting Officer since January 2001. Ms. McGurk also serves as Senior Vice President since January 2002 and Chief Accounting Officer of Atlas America since January 2001. Ms. McGurk served as Chief Financial Officer for Atlas America from January 2001 until February 2004. Ms. McGurk was a Vice President of Resource America from 1992 until May 2004 and its Treasurer and Chief Accounting Officer from 1989 until May, 2004 when she resigned from Resource America. Also, since 1995 Ms. McGurk has served as Vice President - Finance of Resource Energy, Inc. Ms. McGurk received a Bachelor of Science degree in Accounting from Ohio State University in 1978, and has been a Certified Public Accountant since 1982. Ms. McGurk devotes approximately 80% of her professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of her professional time to the business and affairs of the managing general partner's affiliates.

MICHAEL L. STAINES. Senior Vice President, Secretary, and a Director since 1998. Mr. Staines has been an Executive Vice President and Secretary of Atlas America since 1998. Mr. Staines was a Senior Vice President of Resource America from 1989 until May, 2004 when he resigned from Resource America. Mr. Staines was a director of Resource America from 1989 to February 2000 and Secretary from 1989 to October 1998. Mr. Staines has been President of Atlas Pipeline Partners GP since January 2001 and its Chief Operating Officer and a member of its Managing Board since its formation in November 1999. Mr. Staines is a member of the Ohio Oil and Gas Association and the Independent Oil and Gas Association of New York. Mr. Staines received a Bachelor of Science degree from Cornell University in 1971 and a Master of Business degree from Drexel University in 1977. Mr. Staines devotes approximately 5% of his professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of his professional time to the business and affairs of the managing general partner's affiliates, including Atlas Pipeline Partners GP.

AUDIT COMMITTEE FINANCIAL EXPERT. The Board of Directors of our General Partner acts as the audit committee. The Board of Directors has determined that Freddie
M. Kotek meets the requirement of an "audit committee financial expert".

ITEM 10.    EXECUTIVE COMPENSATION

        We have no employees and rely on the employees of our managing general partner and its affiliates for all services. No officer or director of our managing general partner will receive any direct remuneration or other compensation from us. Those persons will receive compensation solely from affiliated companies of our managing general partner. See Item 12 "Certain Relationships and Related Transactions" for a discussion of compensation paid by us to our managing general partner.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        As of December 31, 2004, we had issued and outstanding 3,126.55 units. No officer or director of our managing general partner owns any units. Although, subject to certain conditions, investor partners may present their units to us beginning in 2007 for purchase, we are prohibited by our partnership agreement from purchasing more than 5% of the units in any calendar year.

        Resource America owns 80.2% of the common stock of Atlas America, which owns 100% of the common stock of AIC, Inc., which owns 100% of the common stock of our managing general partner.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        OIL AND GAS REVENUES. Our managing general partner is allocated 34% of our oil and gas revenues in return for its payment and/or contribution of services towards organization and offering costs equal to 15% of our subscriptions, its payment of 67% of the tangible costs of drilling and completing our wells and its contribution of all of our oil and gas leases for a total capital contribution of $13,295,200. During the years ended December 31, 2004 and 2003, our managing general partner received $2,577,500 and $2,950,900, respectively, from our net production revenues.

        LEASES. On the final closing date our managing general partner contributed to us undeveloped prospects to drill 160.5 net wells and received a credit in the amount of $695,700. During 2004 and 2003, our managing general partner did not enter into any further lease transactions with us and non are anticipated.

        ADMINISTRATIVE COSTS. Our managing general partner and its affiliates receive an unaccountable, fixed payment reimbursement for their administrative costs of $75 per well per month, which is proportionately reduced if we acquire less than 100% of the working interest in a well. During the years ended December 31, 2004 and 2003, our managing general partner received $142,700 and $101,500 respectively, for administrative costs.

        DIRECT COSTS. Our managing general partner (including when serving as operator) and its affiliates will be reimbursed for all direct costs expended on our behalf. During the years ended December 31, 2004 and 2003, our managing general partner received $395,000 and $273,600, respectively, for direct costs.

        WELL CHARGES. Our managing general partner, as operator, receives well supervision fees for operating and maintaining the wells during producing operations in the amount of $275 per well per month subject to annual adjustment for inflation. During the years ended December 31, 2004 and 2003, our managing general partner received $489,200, and $331,800, respectively, for well supervision fees.

        TRANSPORTATION FEES. We pay a gathering fee to our managing general partner at a competitive rate for each mcf of natural gas transported. For the years ended December 31, 2004 and 2003, $383,900 and $559,500 were paid respectively. In turn, our managing general partner paid 100% of these amounts in each year to Atlas Pipeline Partners, L.P. for the use of its gathering system in transporting a majority of our natural gas production.

        DEALER-MANAGER FEES. As part of our formation in 2002, our managing general partner's affiliate, Anthem Securities, Inc. as dealer-manager, received a 2.5% dealer-manager fee, a 7% sales commission, a .5% reimbursement of marketing expenses, and a .5% reimbursement of the selling agent's accountable due diligence fees in the amount of $3,274,000.

        OTHER COMPENSATION. For the years ended December 31, 2004 and 2003, our managing general partner did not advance any funds to us, nor did it provide us with any equipment, supplies or other services.

ITEM 13.    EXHIBITS

                                  EXHIBIT INDEX

                            DESCRIPTION                                          LOCATION
        --------------------------------------------------------    -------------------------------------
4(a)    Certificate of Limited Partnership for                      Previously filed in the Form S-1 on
        Atlas America Public #11-2002 Ltd.                          June 21, 2002.

4(b)    Amended and Restated Certificate and Agreement              Previously filed in the Form S-1/A on
        of Limited Partnership for Atlas America Public #11-2002    October 11, 2002
        Ltd.

4(c)    Drilling and Operating Agreement                            Previously filed in the Form S-1/A on
        for Atlas America Public #11-2002 Ltd.                      October 11, 2002

31.1    Rule 13a-14(a)/15(d) - 14(a) Certification.

31.2    Rule 13a-14(a)/15(d) - 14(a) Certification

32.1    Section 1350 Certification

32.2    Section 1350 Certification

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

        AUDIT FEES. The aggregate fees billed by our independent auditors, Grant Thornton LLP, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2004 and 2003 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during such years were $22,500 and $18,700, respectively.

        PROCEDURES FOR AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR. Pursuant to its charter, the Audit Committee of our managing general partner is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent auditors. We do not have a separate audit committee. All such services and fees were pre-approved during 2004.

        CODE OF ETHICS. The directors and officers of our managing general partner have adopted a Code of Business Conduct and Ethics that applies to all executive officers and directors that is posted on Atlas America's website (www.atlasamerica.com).

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas America Public #11-2002 Ltd.

By: (Signature and Title):     Atlas Resources Inc., Managing General Partner

By: (Signature and Title):     /s/ Freddie M. Kotek
                               -------------------------------------------------
                               Freddie M. Kotek, Chairman of the Board of
                               Directors, Chief Executive Officer and President
Date: March 31, 2005


        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: (Signature and Title):     /s/ Freddie M. Kotek
                               -------------------------------------------------
                               Freddie M. Kotek, Chairman of the Board of
                               Directors, Chief Executive Officer and President

Date: March 31, 2005

By: (Signature and Title):     /s/ Frank P. Carolas
                               -------------------------------------------------
                               Frank P. Carolas, Executive Vice President - Land
                               and Geology and a Director

Date: March 31, 2005

By: (Signature and Title):     /s/ Jeffrey C. Simmons
                               -------------------------------------------------
                               Jeffrey C. Simmons, Executive Vice President -
                               Operations and a Director

Date: March 31, 2005

By: (Signature and Title):     /s/ Nancy J. McGurk
                               -------------------------------------------------
                               Nancy J. McGurk, Vice President, Chief Financial
                               Officer and Chief Accounting Officer

Date: March 31, 2005


     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
           SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

      An annual report will be furnished to security holders subsequent to the filing of this report.