Form 10QSB
period 2005-03-31
ATLAS AMERICA PUBLIC 11-2002 LTD
filed 2005-05-16
CIK 1175028

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Delaware Limited Partnership)
BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,246,300	$601,100
Accounts receivable - affiliate	1,885,900	2,528,600
Total current assets	3,132,200	3,129,700

Oil and gas properties (successful efforts)	38,791,500	38,791,500
Less accumulated depletion and depreciation	(10,773,600)	(9,939,300)
	28,017,900	28,852,200
	$31,150,100	$31,981,900

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$25,500	$20,400
Total current liabilities	25,500	20,400

Asset retirement obligation	854,100	841,500

Partners’ capital:
Managing General Partner	6,331,200	6,434,000
Limited Partners ( 3126.55 units)	23,939,300	24,686,000
	30,270,500	31,120,000
	$31,150,100	$31,981,900

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
REVENUES:
Natural gas and oil sales	$2,007,400	$2,331,400
Interest income	3,500	2,800
Total revenues	2,010,900	2,334,200

COSTS AND EXPENSES:
Production expenses	286,300	305,800
Depletion and depreciation of oil and gas properties	825,800	1,385,900
Accretion of asset retirement obligation	12,600	11,000
General and administrative expenses	45,700	57,600
Total expenses	1,170,400	1,760,300
Net Earnings	$840,500	$573,900

Allocation of net earnings:
Managing general partner	$471,800	$446,900
Limited partners	$368,700	$127,000
Net earnings per limited partnership unit:
Net earnings per limited partnership unit	$118	$41

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Delaware Limited Partnership)
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THREE MONTHS ENDED March 31, 2005
(Unaudited)

	Managing
	General	Limited
	Partner	Partners	Total
Balance at January 1, 2005	$6,434,000	$24,686,000	$31,120,000

Participation in revenues and expenses:
Net production revenues	602,400	1,118,700	1,721,100
Interest income	1,200	2,300	3,500
Depletion and depreciation	(111,400)	(714,400)	(825,800)
Accretion of asset retirement obligation	(4,400)	(8,200)	(12,600)
General and administrative	(16,000)	(29,700)	(45,700)
Net earnings	471,800	368,700	840,500

Distributions	(574,600)	(1,115,400)	(1,690,000)

Balance at March 31, 2005	$6,331,200	$23,939,300	$30,270,500

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Delaware Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2005	2004

Cash flows from operating activities:
Net earnings	$840,500	$573,900
Adjustments to reconcile earnings to net cash provided by operating activities:
Depletion and depreciation	825,800	1,385,900
Accretion of asset retirement obligation	12,600	11,000
Decrease in accounts receivable - affiliate	642,700	303,100
Increase (decrease) in accrued liabilities	5,100	(200)

Net cash provided by operating activities	2,326,700	2,273,700

Cash flows from investing activities:
Proceeds from asset sale	8,500	-

Net cash used for investing activities	8,500	-

Cash flows from financing activities:
Capital distribution	(1,690,000)	(2,397,300)

Net cash used in financing activities	(1,690,000)	(2,397,300)
Net increase (decrease) in cash and cash equivalents	645,200	(123,600)
Cash and cash equivalents at beginning of period	601,100	1,633,300
Cash and cash equivalents at end of period	$1,246,300	$1,509,700

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Atlas America Public #11-2002 Ltd. (the Partnership) as of and for the three months ended March 31, 2005 and 2004 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 may not necessarily be indicative of the results of operations for the year ending December 31, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

Recently Issued Financial Accounting Standards

In April 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Assets Retirement Obligations (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement cost will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.

FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. As FIN 47 was recently issued, the Company has not determined whether the interpretation will have a significant adverse effect on its financial position or results of operations.

Fair Value of Financial Instruments

For cash, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Asset Retirement Obligation

The Partnership accounts for the estimated plugging and abandonment costs of the oil and gas properties in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.”

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three months ending March 31, 2005 and 2004 is as follows:

	2005	2004

Asset retirement obligation at beginning of period	$841,500	$731,400
Accretion expense	12,600	11,000
Total asset retirement obligation at end of period	$854,100	$742,400

Supplemental Cash Flow Information

The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid by the Partnership for interest or income taxes for the three months ended March 31, 2005 and 2004.

Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality-financial institutions. At March 31, 2005, the Partnership had $1,271,200 in deposits at one bank of which $1,171,200 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

Comprehensive Income

The Partnership is subject to the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which requires disclosure of comprehensive income and its components. Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income.” The Partnership has no material elements of comprehensive income, other than net earnings, to report.

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, INC. AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (Atlas), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative costs in the Statements of Operations are payable to Atlas at $75 per well per month. Administrative costs incurred for the three months ended March 31, 2005 and 2004 were $35,000 and $37,300, respectively.

•
Monthly well supervision fees which are included in production expenses in the Statements of Operations are payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended March 31, 2005 and 2004 were $128,300 and $117,200, respectively.

•
Transportation fees which are included in production expenses in the Statements of Operations are payable to Atlas at $.29-$.35 per mcf (one thousand cubic feet). Transportation costs incurred for the three months ended March 31, 2005 and 2004 were $75,500 and $112,800 respectively.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS
(UNAUDITED) - (Continued)

Results of Operations

The following table, sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit during the periods indicated:

	Three Months Ended
	March 31
	2005	2004
Production revenues (in thousands):
Gas	$1,943	$2,201
Oil	$65	$131

Production volumes:
Gas (thousands of cubic feet (“mcf”)/day)	2,989	4,281
Oil (barrels (“bbls”)/day)	16	47

Average sales prices:
Gas (per mcf)	$7.22	$5.65
Oil (per bbl)	$45.96	$30.82

Average production costs:
As a percent of sales	14%	13%
(per mcf equivalent unit)	$1.03	$.74

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) - (Continued)

Results of Operations - (Continued)

Revenues. Our natural gas revenues were $1,942,900 and $2,200,800 for the three months ended March 31, 2005 and 2004, respectively a decrease of $257,900 (12%). This decrease was due to a decrease in production volumes to 2,989 mcf per day for the three months ended, March 31, 2005 from 4,281 mcf per day for the three months ended March 31, 2004, a decrease of 1,292 mcf per day (30%). This decrease was partially offset by an increase in the average sales price we received for our natural gas to $7.22 per mcf for the three months ended March 31, 2005 from $5.65 per mcf for the three months ended March 31, 2004, an increase of $1.57 per mcf (28%). The $257,900 decrease in gas revenue for the three months ended March 31, 2005 as compared to the prior year similar period was attributable to a $680,900 decrease in production volumes, partially offset by a $423,000 increase in natural gas sale prices. The overall decrease in gas production volumes results primarily from the normal decline inherent in the life of a well.

Expenses. Production expenses were $286,300 and $305,800 in the three months ended March 31, 2005 and 2004, respectively a decrease of $19,500 (6%). The decrease for the three months ended March 31, 2005, is primarily attributable to lower maintenance, disposal and transportation costs, most of which was due to lower production volumes for the three months ended March 31, 2005 as compared to the prior year similar period.

Depletion and depreciation of oil and gas properties as a percentage of oil and gas revenues was 41% and 59% in the three months ended March 31, 2005 and 2004, respectively. This percentage decrease is directly attributable to changes in revenues and our oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended March 31, 2005 and 2004 were $45,700 and $57,600, respectively, a decrease of $11,900 (21%). These expenses include legal, tax and audit fees, as well as the monthly administrative fee charged by the managing general partner. Administrative fees may fluctuate each month as they are only charged when a well is producing. This decrease is primarily due to a decrease in audit fees.

Liquidity and Capital Resources. Cash provided by operating activities increased $53,000 in the three months ended March 31, 2005 to $2,326,700 from $2,273,700 for the three months ended March 31, 2004. This increase was primarily due to a decrease in accounts receivable as a result of a decrease in net revenues for the current period as compared to the prior year similar period.

Cash used in financing activities decreased $707,300 during the three months ended March 31, 2005 to $1,690,000 from $2,397,300 for the three months ended March 31, 2004. This was primarily due to lower distributions to partners as a result of a decrease in net revenues.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) - (Continued)

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

Recently Issued Financial Accounting Standards

In April 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Assets Retirement Obligations (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement cost will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.

FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. As FIN 47 was recently issued, the Company has not determined whether the interpretation will have a significant adverse effect on its financial position or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our managing general partner’s management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, our managing general partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-14(c)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act in recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls in the first quarter and subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 6.  Exhibits
EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a-14/15(d)-14.
31.2	Certification Pursuant to Rule 13a-14/15(d)-14.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

.
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

Date: May 16, 2005

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title):	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors,
Chief Executive Officer and President

Date: May 16, 2005

By (Signature and Title):	/s/ Nancy J. McGurk
Nancy J. McGurk, Senior Vice President,
Chief Financial Officer and Chief Accounting Officer

Date: May 16, 2005