Form 10QSB
period 2005-09-30
ATLAS AMERICA PUBLIC 11-2002 LTD
filed 2005-11-15
CIK 1175028

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004	3

	Statements of Operations for the Three and Nine Months ended September 30, 2005 and 2004 (Unaudited)	4

	Statement of Partners’ Capital Accounts for the Nine Months ended September 30, 2005 (Unaudited)	5

	Statements of Cash Flows for the Nine Months ended September 30, 2005 and 2004 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7 - 10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 13

Item 3.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 6.	Exhibits	14

SIGNATURES		15

CERTIFICATIONS		16 - 19

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Delaware Limited Partnership)
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$920,000	$601,100
Accounts receivable - affiliate	1,493,700	2,528,600
Total current assets	2,413,700	3,129,700

Oil and gas properties (successful efforts)	38,820,400	38,791,500
Less accumulated depletion and depreciation	(12,060,300)	(9,939,300)
	26,760,100	28,852,200
	$29,173,800	$31,981,900

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$15,300	$20,400
Total current liabilities	15,300	20,400

Asset retirement obligation	879,400	841,500

Partners’ capital:
Managing General Partner	5,911,500	6,434,000
Limited Partners ( 3,126.55 units)	22,367,600	24,686,000
	28,279,100	31,120,000
	$29,173,800	$31,981,900

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
REVENUES:
Natural gas and oil sales	$1,592,700	2,338,200	$5,062,800	$6,824,500
Interest income	4,500	2,400	12,700	7,800
Total revenues	1,597,200	2,340,600	5,075,500	6,832,300

COSTS AND EXPENSES:
Production expenses	246,300	309,400	777,600	913,600
Depletion and depreciation of oil and gas properties	664,500	425,800	2,112,600	3,149,700
Accretion of asset retirement obligation	12,700	16,600	37,900	38,500
General and administrative expenses	44,500	46,500	141,800	155,700
Total expenses	968,000	798,300	3,069,900	4,257,500
Net Earnings	$629,200	$1,542,300	$2,005,600	$2,574,800

Allocation of net earnings:
Managing general partner	$364,500	$601,700	$1,157,700	$1,447,600
Limited partners	$264,700	$940,600	$847,900	$1,127,200
Net earnings per limited partnership unit	$85	$301	$271	$361

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Delaware Limited Partnership)
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR NINE MONTHS ENDED September 30, 2005
(Unaudited)

	Managing
	General	Limited
	Partner	Partners	Total
Balance at January 1, 2005	$6,434,000	$24,686,000	$31,120,000

Participation in revenues and expenses:
Net production revenues	1,499,800	2,785,400	4,285,200
Interest income	4,500	8,200	12,700
Depletion and depreciation	(283,700)	(1,828,900)	(2,112,600)
Accretion of asset retirement obligation	(13,300)	(24,600)	(37,900)
General and administrative	(49,600)	(92,200)	(141,800)
Net Earnings	1,157,700	847,900	2,005,600

Distributions	(1,680,200)	(3,166,300)	(4,846,500)

Balance at September 30, 2005	$5,911,500	$22,367,600	$28,279,100

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Delaware Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$2,005,600	$2,574,800
Adjustments to reconcile earnings to net cash provided by operating activities:
Depletion and depreciation	2,112,600	3,149,700
Accretion of asset retirement obligation	37,900	38,500
Decrease in accounts receivable - affiliate	1,034,900	653,800
Increase (decrease) in accrued liabilities	(5,100)	11,800
Net cash provided by operating activities	5,185,900	6,428,600

Cash flows from investing activities:
Proceeds from asset sale	8,400	─
Purchase of assets	(28,900)	(3,700)
Net cash used in investing activities	(20,500)	(3,700)

Cash flows from financing activities:
Capital distribution	(4,846,500)	(6,692,200)
Net cash used in financing activities	(4,846,500)	(6,692,200)

Net increase (decrease) in cash and cash equivalents	318,900	(267,300)
Cash and cash equivalents at beginning of period	601,100	1,633,300
Cash and cash equivalents at end of period	$920,000	$1,366,000

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Atlas America Public #11-2002 Ltd. (“the Partnership”) as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2004. The results of operations for the three and nine months ended September 30, 2005 may not necessarily be indicative of the results of operations for the year ending December 31, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

Receivables

In evaluating the need for an allowance for possible losses, the Partnership performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by the Partnership’s review of its customers’ credit information. The Partnership extends credit on an unsecured basis to many of its energy customers. At September 30, 2005, the Partnership’s credit evaluation indicated that it has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of natural gas and oil and the Partnership’s receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and the Partnership’s estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $1,017,200 at September 30, 2005 and $1,406,600 at December 31, 2004, respectively, which are included in Accounts receivable-affiliate, on the Partnership’s Balance Sheets.

Recently Issued Financial Accounting Standards

In May 2005, the Financial Accounting Standards Board, (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes and corrections of errors after the effective date, but management does not currently expect SFAS 154 to have a material impact on the Partnership’s financial position or results of operations.

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
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

FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. Management does not believe the interpretation will have a significant impact on the Partnership’s financial positions or results of operations.

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

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three and nine months ending September 30, 2005 and 2004 is as follows:
	Three Months		Nine Months
	2005	2004	2005	2004

Asset retirement obligation at beginning of period	$866,700	$753,300	$841,500	$731,400
Change in estimate on asset retirement obligation	─	51,500	─	51,500
Accretion expense	12,700	16,600	37,900	38,500
Total asset retirement obligation at end of period	$879,400	$821,400	$879,400	$821,400

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Cash Flow Information

The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid by the Partnership for interest or income taxes for the nine months ended September 30, 2005 and 2004.

Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality-financial institutions. At September 30, 2005, the Partnership had $939,200 in deposits at one bank of which $839,200 was over the insurance limit of the Federal Deposit Insurance Corporation and at December 31, 2004 the Partnership had $625,500 in deposits at one bank of which $525,500 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation and depletion are based on cost less estimated salvage value primarily using the unit-of-production method over the assets estimated useful lives. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized.

Oil and gas properties consist of the following:

	At September 30,	At December 31,
	2005	2004
Capitalized costs of properties:
Proved properties	$695,700	$695,700
Wells and related equipment	38,124,700	38,095,800
	38,820,400	38,791,500
Accumulated depreciation and depletion	(12,060,300)	(9,939,300)
	$26,760,100	$28,852,200

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment (Continued)

The Partnership uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized. Upon the sale or retirement of a complete unit of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is recognized in income. Upon the sale or retirement of a partial unit of a proved property, no gain or loss is recognized and the cost of the property is reclassified to accumulated depletion.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, INC. AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (Atlas), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative costs in the Statements of Operations are payable to Atlas at $75 per well per month. Administrative costs incurred for the three months ended September 30, 2005 and 2004 were $34,400 and $35,600, respectively; and $103,800 and $107,200 for the nine months ended September 30, 2005 and 2004, respectively.

•
Monthly well supervision fees which are included in production expenses in the Statements of Operations are payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended September 30, 2005 and 2004 were $126,100 and $125,600, respectively; and $380,500 and $359,000 for the nine months ended September 30, 2005 and 2004, respectively.

•
Transportation fees which are included in production expenses in the Statements of Operations are payable to Atlas at $.29-$.35 per mcf (one thousand cubic feet). Transportation costs incurred for the three months ended September 30, 2005 and 2004 were $64,800 and $96,800, respectively; and $197,300 and $302,900 for the nine months ended September 30, 2005 and 2004, respectively.

As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable-affiliate on the Partnership’s balance sheet represents the net production revenues due from Atlas.

Major Customers

The Partnership’s natural gas is sold under contract to various purchasers. For the nine months ended September 30, 2005, sales to UGI Energy Services, Inc., First Energy Solutions Corporation (which is now Amerada Hess Corporation) and US Energy Exploration Corporation accounted for 50%, 27% and 12%, respectively, of total revenues. No other customer accounted for more than 10% of our total revenues for the nine months ended September 30, 2005.

Subordination of Managing General Partner’s Revenue Share

Under the terms of the partnership agreement, Atlas may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the investor partners of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the limited partners. For the period ended September 30, 2005, Atlas was not required to subordinate any of its revenues to the limited partners.

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

Results of Operations

The following table sets forth information relating to revenues recognized and costs and expenses incurred daily production volumes, average sales prices and production and depletion costs per equivalent unit during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Production revenues (in thousands):
Gas	$1,497	$2,226	$4,826	$6,472
Oil	$96	$112	$237	$353
	$1,593	$2,338	$5,063	$6,825

Production volumes:
Gas (thousands of cubic feet (“mcf”)/day)	2,346	3,783	2,507	3,975
Oil (barrels (“bbls”)/day)	18	31	17	37

Average sales prices:
Gas (per mcf)	$6.94	$6.39	$7.05	$5.94
Oil (per bbl)	$56.97	$38.82	$50.96	$34.43

Average production costs:
As a percent of sales	15%	13%	15%	13%
Per mcf equivalent unit (”mcfe”)	$1.09	$.85	$1.09	$.79

Depletion per mcfe	$2.94	$1.17	$2.97	$2.74

Revenues. Our natural gas revenues were $1,497,200 and $2,225,700 for the three months ended September 30, 2005 and 2004, respectively and $4,825,600 and $6,471,600 for the nine months ended September 30, 2005 and 2004, respectively, resulting in decreases of $728,500 (33%) and $1,646,000 (25%) from the three and nine months ended September 30, 2005 and 2004, respectively. These decreases were due to a decrease in production volumes to 2,346 mcf per day for the three months ended September 30, 2005 from 3,783 mcf per day for the three months ended September 30, 2004, a decrease of 1,437 mcf per day (38%). There was a decrease in production volumes to 2,507 mcf per day for the nine months ended September 30, 2005 from 3,975 mcf per day for the nine months ended September 30, 2004, a decrease of 1,468 mcf per day (37%). This decrease was partially offset by an increase in the average sales price we received for our natural gas to $6.94 for the three months ended September 30, 2005 as compared to $6.39 for the three months ended September 30, 2004, an increase of $0.55 per mcf (9%), partially offset by an increase in the average sales price to $7.05 for the nine months ended September 30, 2005 as compared to $5.94 for the nine months ended September 30, 2004, an increase of $1.11 per mcf (19%). The $728,500 decrease in gas revenue for the three months ended September 30, 2005 as compared to the prior year similar period was attributable to a $845,300 decrease in production volumes, partially offset by a $116,800 increase in natural gas sale prices. The $1,646,000 decrease in gas revenue for the nine months ended September 30, 2005 as compared to the prior year similar period was attributable to a $2,404,500 decrease in production volumes, partially offset by a $758,500 increase in natural gas sale prices. The overall decrease in gas production volumes results primarily from the normal decline inherent in the life of a well.

Expenses. Production expenses were $246,300 and $309,400 for the three months ended September 30, 2005 and 2004, respectively; a decrease of $63,100 (20%). Production expenses were $777,600 and $913,600 for the nine months ended September 30, 2005 and 2004, respectively, a decrease of $136,000 (15%). These decreases are primarily attributable to a decrease in variable expenses due to lower production volumes.

Depletion and depreciation of oil and gas properties as a percentage of oil and gas revenues was 42% and 18% in the three months ended September 30, 2005 and 2004, respectively, and 42% and 46% for the nine months ended September 30, 2005 and 2004, respectively. This percentage change in the current year is directly attributable to changes in revenues and our oil and gas reserve quantities, product prices and reductions in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended September 30, 2005 and 2004 were $44,500 and $46,500, respectively. For the nine months ended September 30, 2005 and 2004 these expenses were $141,800 and $155,700, respectively. These expenses include legal and audit fees, as well as the monthly administrative fee charged by the managing general partner. Administrative fees may fluctuate each month as they are only charged when a well is producing.

Liquidity and Capital Resources. Cash provided by operating activities decreased $1,242,700 in the nine months ended September 30, 2005 to $5,185,900 compared to $6,428,600 for the nine months ended September 30, 2004. This decrease was primarily due to a decrease in net earnings before depletion and depreciation, partially offset by an increase in collections of accounts receivable.

Cash used in financing activities decreased $1,845,700 during the nine months ended September 30, 2005 to $4,846,500 from $6,692,200 for the nine months ended September 30, 2004. This was due to lower distributions to the partners as a result of a decrease in net revenues.

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

Recently Issued Financial Accounting Standards

In May 2005, the Financial Accounting Standards Board, (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes and corrections of errors after the effective date, but management does not currently expect SFAS 154 to have a material impact on the Partnership’s financial position or results of operations.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our managing general partner’s management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, our managing general partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-14(c)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls in the third quarter and subsequent to the date of their evaluation.

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

Date: November 14, 2005

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: (Signature and Title): /s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors,
Chief Executive Officer and President

Date: November 14, 2005

By: (Signature and Title): /s/ Nancy J. McGurk
Nancy J. McGurk, Senior Vice President,
Chief Financial Officer and Chief Accounting Officer

Date: November 14, 2005

EXHIBIT 31.1

CERTIFICATIONS

I, Freddie M. Kotek, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB for the quarter ended September 30, 2005 of Atlas America Public #11-2002 Ltd.

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over Financial Reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By:                          /s/Freddie M. Kotek
Name:     Freddie M. Kotek
Title:     Chief Executive Officer of the Managing General Partner
Date:     November 14, 2005

EXHIBIT 31.2

CERTIFICATIONS

I, Nancy J. McGurk, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB for the quarter ended September 30, 2005 of Atlas America Public #11-2002 Ltd.

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over Financial Reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By:              /s/Nancy J. McGurk
Name:          Nancy J. McGurk
Title:           Chief Financial Officer of the Managing General Partner
Date:     November 14, 2005

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Atlas America Public #11-2002 Ltd. (the “Partnership”) on Form 10-QSB for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Freddie M. Kotek, Chief Executive Officer of the Managing General Partner, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

By: /s/ Freddie M. Kotek
Name: Freddie M. Kotek
Title: Chief Executive Officer
Date: November 14, 2005

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Atlas America Public #11-2002 Ltd. (the “Partnership”) on Form 10-QSB for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Nancy J. McGurk, Chief Financial Officer of the Managing General Partner, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

By: /s/ Nancy J. McGurk
Name: Nancy J. McGurk
Title: Chief Financial Officer
Date: November 14, 2005 19