Form 10KSB
period 2005-12-31
ATLAS AMERICA PUBLIC 11-2002 LTD
filed 2006-03-30
CIK 1175028

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 333-90980

ATLAS AMERICA PUBLIC #11-2002 Ltd.
(Name of small business issuer in its charter)

Delaware	02-0600231
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No)

311 Rouser Rd.	Zip Code
Moon Township, PA	15108
(address of principal executive offices)

Issuer’s telephone number (412) 262-2830

Securities registered under Section 12(b) of the Exchange Act.

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act Investor General Partner Units and Limited Partner Units
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

State issuer’s revenues for its most recent fiscal year. $7,540,400

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. Not Applicable.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A DELAWARE LIMITED PARTNERSHIP)
INDEX TO ANNUAL REPORT
ON FORM 10-KSB

PART I		PAGE

Item 1:	Description of Business	3-5

Item 2:	Description of Properties	5-9

Item 3:	Legal Proceedings	9

Item 4:	Submission of Matters to a Vote of Security Holders	9

PART II

Item 5:	Market for Registrant’s Common Equity and Related Security Holder Matters	9-10

Item 6:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	10-15

Item 7:	Financial Statements	16-30

Item 8:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	31

Item 8A:	Controls and Procedures	32

Item 8B:	Other Information	32

PART III

Item 9:	Directors, Executive Officers and Significant Employees, Compliance with Section (16a)
	of the Exchange Act	32-35

Item 10:	Executive Compensation	35

Item 11:	Security Ownership of Certain Beneficial Owners and Management	35

Item 12:	Certain Relationships and Related Party Transactions	35-36

Item 13:	Exhibits	36

Item 14:	Principal Accountant Fees and Services	36

SIGNATURE		37

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward-Looking Statements. WHEN USED IN THIS FORM 10-KSB, THE WORDS “BELIEVES” “ANTICIPATES” “EXPECTS” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. THESE RISKS AND UNCERTAINTIES, INCLUDING RISKS ASSOCIATED WITH FLUCTUATIONS IN THE MARKET PRICE FOR NATURAL GAS AND OIL, COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD-LOOKING STATEMENTS WHICH WE MAY MAKE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-KSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

General.  We were formed as a Delaware limited partnership on June 5, 2002, with Atlas Resources, Inc. as our managing general partner, to drill natural gas development wells. Our operations commenced the first quarter of 2003. We drilled and currently operate wells located in western Pennsylvania and southern Ohio. We have no employees and rely on our managing general partner for management which, in turn, relies on its parent company, Atlas America, Inc. (“Atlas”) for administrative services. See Item 9 “Directors, Executive Officers and Significant Employees, Compliance with Section 16(a) of the Exchange Act.”

We received total cash subscriptions from investors of $31,178,100 which were paid to our managing general partner acting as operator and general drilling contractor under the drilling and operating agreement. Our managing general partner contributed all of our oil and gas leases, paid and/or contributed services towards all of our organization and offering costs and paid 67.13% of the tangible (“equipment”) costs of drilling and completing our wells for a total capital contribution to us of $13,295,200. We drilled and completed a total of 160.50 net developmental wells to the Clinton/Medina and Bradford geological formations in Pennsylvania and Ohio.

Spin-off of Atlas America, Inc. from Resource America, Inc. On June 30, 2005, Resource America, Inc. (“RAI”) our former indirect parent, distributed its remaining 10.7 million shares of Atlas America, Inc. to its stockholders in the form of a tax-free dividend. Although the distribution itself was tax-free to RAI stockholders, as a result of the deconsolidation there may be some tax liability arising from prior unrelated corporate transactions among Atlas America, Inc. and some of its subsidiaries. These transactions did not have a direct material impact on our financial position or results of operations, and Atlas America, Inc. (and our managing general partner) no longer consolidate with RAI as of June 30, 2005.

Business Strategy. Our wells are currently producing natural gas and, to a far lesser extent, oil which are our only products. Most of our gas is gathered and delivered to market through Atlas Pipeline Partners L.P.’s gas gathering system which is managed by an affiliate of our managing general partner. We do not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. No other wells will be drilled and no additional funds will be required for drilling. See Item 2 “Description of Properties” for information concerning our wells.

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

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we will pay at cost for third-party services and materials and a reasonable charge for services performed directly by our managing general partner or its affiliates. Beginning one year after each of our wells has been placed into production our managing general partner, as operator, may retain $200 of our revenues per month per well to cover our estimated future plugging and abandonment costs. As of December 31, 2005 our managing general partner had not withheld any funds for this purpose.

Markets and Competition. The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends on numerous factors beyond our control, including the extent of domestic production, imports of foreign natural gas and oil, political instability or terrorist acts in oil and gas producing countries and regions, market demand, competition from other energy sources, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Our managing general partner is responsible for selling our natural gas production, and its policy is to treat all wells in a given geographic area equally. Our natural gas is being sold as discussed in Item 2 “Description of Properties - Delivery Commitments.” During 2005 and 2004, we experienced no problems in selling our natural gas and oil, although prices we received varied, sometimes significantly. Product availability and price are the principal means of competition in selling natural gas and oil production.

While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry. See Item 2 “Description of Properties - Delivery Commitments” regarding the marketing of our natural gas and oil.

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

Environmental and Safety Regulation. Under the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Oil Pollution Act of 1990, the Clean Air Act, and other federal and state laws relating to the environment, owners and operators of wells producing natural gas or oil can be liable for fines, penalties and clean-up costs for pollution caused by the wells. Moreover, the owners’ or operators’ liability can extend to pollution costs from situations that occurred prior to their acquisition of the assets. State public utility regulators have either adopted federal standards or promulgated their own safety requirements consistent with the federal regulations.

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

Where can you find more information. We file Form 10-KSB Annual Reports and Form 10-QSB Quarterly Reports, as well as other non-recurring special purpose reports, with the Securities and Exchange Commission. A complete list of our filings is available on the Securities and Exchange Commission’s website at www.sec.gov. Any of our filings are also available at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The Public Reference Room may be contacted at 1-800- SEC-0330 for further information.

Additionally, our managing general partner will provide copies of any of these reports to you without charge. Such requests should be made to:

Atlas America Public #11-2002 Ltd.
311 Rouser Road
Moon Township, PA 15108

ITEM 2. DESCRIPTION OF PROPERTIES

Drilling Activity. For the years ended December 31, 2005 and 2004, we did not drill any wells nor do we expect to do so in future years.

Summary of Productive Wells. The table below shows the number of our productive gross and net wells at December 31, 2005 in which we have a working interest.

	Number of Productive Wells
	Gross	Net

Gas	158	151.50
Oil	9	9.00
Total	167	160.50

Production. The following table shows the quantities of natural gas and oil we produced (net to our interest), our average sales price, and our average production (lifting) cost per equivalent unit of production for the periods indicated.

					Average
					Production Cost
Year	Production		Average Sales Price		(Lifting Cost)
Ended	Oil (bbls)	Gas (mcf)	per bbl	per mcf	per mcfe (1) (2)
2005	6,500	939,800	$52.24	$7.64	$1.04
2004	12,700	1,392,400	$36.54	$5.98	$.82

(1)	“Mcf” means one thousand cubic feet of natural gas. “Mcfe” means a thousand cubic feet equivalent. Oil production is converted to mcfe at the rate of six mcf per barrel (“bbl”).
(2)	Lifting costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, production taxes, insurance and gathering charges.

Natural Gas and Oil Reserve Information. The following tables summarize information regarding our estimated proved natural gas and oil reserves as of the dates indicated. All of our reserves are located in the United States. Our estimates relating to our proved natural gas reserves and our future net revenues from natural gas reserves are based on internally prepared reports which are reviewed by our independent third-party consultant as discussed below. In accordance with SEC guidelines, we make the standardized and SEC PV-10 estimates of future net cash flows from proved reserves using natural gas and oil sales prices in effect as of the dates of the estimates which are held constant throughout the life of the properties. We based our estimates of proved reserves on the following year-end weighted average prices:

	As of December 31,
	2005	2004

Natural gas (per mcf)	$10.78	$7.07
Oil (per bbl)	$57.50	$39.75

Reserve estimates are imprecise and may change as additional information becomes available. Furthermore, estimates of natural gas and oil reserves, of necessity, are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve reports of other engineers might differ from the reports we prepared which were reviewed by Wright & Company, our consultant. The results of drilling, testing and production of a well subsequent to the date of the reserve estimate for the well may justify revising the estimate of the well’s reserves in the future. Also, future prices we receive from the sale of natural gas may be different from those we estimated in preparing the reserve reports reviewed by Wright & Company. The amounts and timing of future operating, development and abandonment costs also may differ from those we estimated. Accordingly, the reserves of our wells as set forth in the following tables ultimately may not be produced and our proved undeveloped reserves of our wells as set forth in the following tables ultimately may not be produced and our proved undeveloped reserves may not be developed within the periods anticipated. In addition, you should not construe the estimated PV-10 values as representative of the fair market value of our proved natural gas properties. PV-10 values are based on projected cash inflows, which do not provide for changes in natural gas and oil prices or for escalation of expenses and capital costs. The meaningfulness of these estimates depends on the accuracy of the assumptions on which they were based.

We evaluate natural gas reserves at constant temperature and pressure. A change in either of these factors can affect the measurement of natural gas reserves. We deducted when applicable, operating costs, development costs and production-related and ad valorem taxes in arriving at the estimated future cash flows. We made no provision for income taxes, and based the estimates on operating methods and conditions prevailing as of the dates indicated. We cannot assure you that these estimates are accurate predictions of future net cash flows from our natural gas and oil reserves or their present value. For additional information concerning our natural gas and oil reserves and estimates of future net revenues, see Note 10 of the “Notes to Financial Statements” in Item 7 “Financial Statements”.

	December 31,	December 31,
	2005	2004

Natural gas reserves - Proved Reserves (Mcf)(1)(4):
Proved developed reserves (2)	8,800,700	8,788,600
Total proved reserves of natural gas	8,800,700	8,788,600

Oil reserves - Proved Reserves (Bbl)(1)(4)
Proved developed reserves (2)	29,500	42,200
Total proved reserves of oil	29,500	42,200
Total proved reserves (Mcfe)	8,977,700	9,041,700
PV-10 estimate of cash flows of proved reserves (3)(4):
Proved developed reserves	$33,868,400	$23,751,600
Total PV-10 estimate	$33,868,400	$23,751,600
PV-10 estimate per limited partner unit (5)	$7,041	$5,014
Undiscounted estimate per limited partner unit (5)	$14,448	$8,494

(1)
“Proved reserves” generally means the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided by contractual arrangements, but not escalations based on future conditions. Reservoirs are considered proved if economic production is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes: that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data.

(2)	“Proved developed oil and gas reserves” generally means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.
(3)	“The present value of estimated future net cash flows is calculated by discounting estimated future net cash flows by 10% annually.
(4)	Please see Regulation S-X rule 4-10 for complete definitions of each reserve category.
(5)
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

We have not filed any estimates of our oil and gas reserves with, nor were such estimates included in any reports to, any Federal or foreign governmental agency other than the SEC within the 12 months before the date of this filing. For additional information concerning our natural gas and oil reserves and activities, see Note 10 of the “Notes to Financial Statements” in Item 7 “Financial Statements”.

Title to Properties. We believe that we hold good and indefeasible title to our properties in accordance with standards generally accepted in the natural gas industry, subject to exceptions stated in the opinions of counsel employed by us in the various areas in which we conduct our activities. We do not believe that these exceptions detract substantially from our use of any property. As is customary in the natural gas industry, we conduct only a perfunctory title examination at the time we acquire a property. Before we commence drilling operations, we conduct an extensive title examination and we perform curative work on defects that we deem significant. We have obtained title examinations for substantially all of our managed producing properties. No single property represents a material portion of our holdings.

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

Acreage. The table below shows, by state, the estimated acres of developed and undeveloped oil and gas acreage in which we had an interest at December 31, 2005.

	Developed Acreage		Undeveloped Acreage (3)
Location	Gross (1)	Net (2)	Gross	Net
Pennsylvania	4,465	4,370	―	―
Ohio	100	100	―	―
Total	4,565	4,470	―	―

(1)	A “gross” acre is an acre in which we own a working interest.
(2)	A “net” acre equals the actual working interest we own in one gross acre divided by one hundred. For example, a 50% working interest in an acre is one gross acre, but a .50 net acre.
(3)
“Undeveloped acreage” means those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not the acreage contains proved reserves.

Delivery Commitments. Our managing general partner and Resource Energy, Inc. and Atlas Energy Group, Inc., its affiliates, have a natural gas supply agreement with Amerada Hess Corporation for a 10-year term which began on April 1, 1999. Amerada Hess Corporation is the marketing affiliate of First Energy Corporation, which is based in Akron, Ohio and is a large regional electric utility listed on the New York Stock Exchange and trading under the symbol (FE). For the next 12 months our managing general partner anticipates that approximately 28% of our gas will be sold through this agreement with Amerada Hess Corporation, approximately 40% will be sold through a natural gas supply agreement with UGI Energy Services, Inc. and approximately 32% will be sold through other third-party natural gas purchasers or marketers. The natural gas delivery commitments with Amerada Hess Corporation, UGI Energy Services, Inc. and our other third-party natural gas purchasers or marketers are generally for a one year term.

The pricing arrangements with Amerada Hess Corporation, UGI Energy Services, Inc. and other third-party gas purchasers or marketers are tied to the New York Mercantile Exchange Commission (“NYMEX”) monthly futures contract price, which is reported daily in the Wall Street Journal. The total price received for our gas is a combination of the monthly NYMEX futures price plus a fixed basis. For example, the NYMEX futures price is the base price and there is an additional premium paid, because of the location of the gas (the Appalachian Basin) in relation to the gas market, which is referred to as the “basis.”

Pricing for natural gas and oil has been volatile and uncertain for many years. The agreements with Amerada Hess Corporation, UGI Energy Services, Inc. and the other third-party gas purchasers or marketers also permit our managing general partner and its affiliates to implement gas price hedges through those companies. Amerada Hess Corporation, UGI Energy Services, Inc. and the other third-party purchasers or marketers also use NYMEX based financial instruments to hedge their pricing exposure and make price-hedging opportunities available to our managing general partner which then makes those arrangements available to us and its other partnerships. The majority of our managing general partner’s hedges are implemented through its natural gas purchasers. These transactions are similar to NYMEX based futures contracts, swaps and options, but also require firm delivery of the hedged quantity. Thus, our managing general partner limits these arrangements to much smaller quantities than those projected to be available at any delivery point. The price paid by Amerada Hess Corporation, UGI Energy Services, Inc. and any other third-party purchasers for certain volumes of natural gas sold under these hedge agreements may be significantly different from the underlying monthly spot market value.  To limit our managing general partner’s and its partnerships’ exposure to changes in natural gas prices our managing general partner uses hedges through contracts including regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. The futures contracts employed by our managing general partner are commitments to purchase or sell natural gas at future dates and generally cover one-month periods for up to 24 months in the future. The overall portion of our natural gas portfolio that is hedged changes from time to time.

To assure that all financial instruments will be used solely for hedging price risks, and not for speculative purposes, our managing general partner has established a committee to assure that all gas prices hedges, whether made through a third-party marketer or purchaser, are made in compliance with our managing general partner’s hedging policies and procedures. Our managing general partner does not intend to contract for positions that it cannot offset with actual production.

We are not required to provide any fixed and determinable quantities of gas under any agreement other than with Amerada Hess Corporation, UGI Energy Services, Inc. and the other third-party gas purchasers or marketers.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SECURITY
HOLDER MATTERS

Market Information. There is no established public trading market for our units and we do not anticipate that a market for our units will develop. Our units may be transferred only in accordance with the provisions of Article VI of our partnership agreement which require that:

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

Holders. As of December 31, 2005, we had 1,024 unit holders.

Distributions. Our managing general partner reviews our accounts quarterly to determine whether cash distributions are appropriate and the amount to be distributed, if any. We distribute those funds, which our managing general partner determines are not necessary for us to retain, to our partners. We will not advance or borrow funds for purposes of making distributions if the amount of the distributions would exceed our accrued and received revenues for the previous four quarters, less paid and accrued operating costs with respect to the revenues.

The determination of our revenues and costs is made in accordance with generally accepted accounting principles, consistently applied, and cash distributions to our managing general partner may only be made in conjunction with distributions to our limited partners.

During the calendar years ended December 31, 2005 and 2004, we distributed the following:

•	$4,055,100 and $5,748,000 to our limited partners; and
•	$2,147,400 and $2,959,300 to our managing general partner.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN
OF OPERATION

This Item 6 “Management’s Discussion and Analysis of Financial Condition or Plan of Operation” should be read in conjunction with Item 7 “Financial Statements” and the “Notes to Financial Statements”.

General. We were formed as a Delaware limited partnership on June 5, 2002, with Atlas Resources, Inc. as our managing general partner, to drill natural gas development wells. The year ended December 31, 2003 is the first calendar year our wells were on line and producing natural gas, and to a lesser extent, oil. We do not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. No other wells will be drilled and no additional funds will be required for drilling.

Spin-off of Atlas America, Inc. from Resource America, Inc. On June 30, 2005, RAI, our former indirect parent, distributed its remaining 10.7 million shares of Atlas America, Inc. to its stockholders in the form of a tax-free dividend. Although the distribution itself was tax-free to RAI stockholders, as a result of the deconsolidation there may be some tax liability arising from prior unrelated corporate transactions among Atlas America, Inc. and some of its subsidiaries. These transactions did not have a direct material impact on our financial position or results of operations, and Atlas America, Inc. (and our managing general partner) no longer consolidate with RAI as of June 30, 2005.

Results of Operations. The following table sets forth information relating to revenues we recognized and costs and expenses we incurred, and our daily production volumes, our average sales prices and our production cost per equivalent unit during the period indicated:
	Year Ended December 31,
	2005	2004
Revenues (in thousands):
Gas (1)	$7,180	$8,328
Oil	$342	$463
Total	$7,522	$8,791
Production volumes:
Gas (thousands of cubic feet (mcf)/day)	2,575	3,805
Oil (barrels (bbls)/day)	18	35
Total (mcfe/day)	2,683	4,015
Average sales price:
Gas (per mcf) (2)	$7.64	$5.98
Oil (per bbl)	$52.24	$36.54
Production costs:
As a percent of sales	14%	14%
Per equivalent mcf	$1.04	$.82
Depletion per mcfe	$2.85	$2.93

(1)	Excludes sales of residual gas and sales to landowners.
(2)	The average sales price per mcf before the effects of hedging was $7.60 for the year ended December 31, 2005. There was no hedging in 2004.

Natural Gas Revenues. Our natural gas revenues were $7,180,300 and $8,328,100 for the years ended December 31, 2005 and 2004, respectively, a decrease of $1,147,800 (14%). This decrease was due to a decrease in production volumes to 2,575 mcf per day for the year ended December 31, 2005 from 3,805 mcf per day for the year ended December 31, 2004, a decrease of 1,230 mcf per day (32%). This decrease was partially offset by an increase in the average sales price we received for our natural gas to $7.64 per mcf for the year ended December 31, 2005 from $5.98 per mcf for the year ended December 31, 2004, an increase of $1.66 per mcf (28%). The $1,147,800 decrease in our gas revenues for the year ended December 31, 2005, as compared to the prior year similar period, was attributable to a $2,707,500 decrease in production volumes, which was partially offset by a $1,559,700 increase due to natural gas prices, which are driven by market conditions. The overall decrease in gas production volumes resulted primarily from the normal production decline inherent in the life of a well.

Oil Revenues. We drilled our wells primarily to produce natural gas, rather than oil, but we do have some oil production. Our oil revenues were $341,800 and $463,300 for the years ended December 31, 2005 and 2004, respectively, a decrease of $121,500 (26%). This decrease resulted from a 48% decrease in production volumes, and was partially offset by an increase of 43% in the average sales price of oil. The $121,500 decrease in our oil revenues for the year ended December 31, 2005 as compared to the prior year similar period was attributable to a $224,200 decrease in the volume of our oil production, which was partially offset by a $102,700 increase due to oil prices, which are driven by market conditions.

The price we receive for our natural gas is primarily a result of the index driven agreements with Amerada Hess Corporation, UGI Energy Services, Inc., and our other natural gas purchasers. See Item 2 “Description of Properties - Delivery Commitments”. Thus, the price we receive for our natural gas may vary significantly each month as the underlying index changes in response to market conditions.

Expenses. Production expenses were $1,019,000 and $1,210,600 for the years ended December 31, 2005 and 2004, respectively, a decrease of $191,600 (16%). This decrease was primarily attributable to lower production volumes and the related decrease in costs associated with that production for the year ended December 31, 2005 as compared to 2004.

Depletion of our oil and gas properties as a percentage of oil and gas revenues was 37% for the year ended December 31, 2005 as compared to 49% for the year ended December 31, 2004. This percentage change is directly attributable to changes in our oil and gas reserve quantities, product prices, production and fluctuations in the depletable cost basis of our oil and gas properties.

General and administrative expenses were $183,100 and $200,200 for the years ended December 31, 2005 and 2004, respectively, a decrease of $17,100 (9%). These expenses include outside costs for services, as well as the monthly administrative fee charged by our managing general partner. This decrease was primarily due to lower outside fees for services as compared to the prior year similar period.

Liquidity and Capital Resources. Cash provided by operating activities decreased $913,600 to $6,765,200 for the year ended December 31, 2005 from $7,678,800 for the year ended December 31, 2004. This decrease was primarily due to a decrease in depletion partially offset by a decrease in accounts receivable-affiliate.

Cash used in financing activities decreased $2,504,800 to $6,202,500 for the year ended December 31, 2005 from $8,707,300 for the year ended December 31, 2004. This decrease was due to lower distributions to partners as a result of a decrease in net production revenues.

We had no material commitments to make capital expenditures and we do not expect any in the foreseeable future, except that our managing general partner may withhold funds for estimated future plugging and abandonment costs. If we need any additional funds for future capital expenditures, we will reserve them from our production revenues or borrow the additional funds from our managing general partner or its affiliates, although they are not contractually committed to make a loan to us. The amount that we may borrow may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.

We believe that our future cash flows from operations and amounts available from borrowings from our managing general partner or its affiliates, if any, will be adequate to fund our operations for the foreseeable future.

Critical Accounting Estimates. The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see Note 2 of the “Notes to Financial Statements” in Item 7 “Financial Statements.”

Use of Estimates. Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period. Actual results could differ from these estimates.

Reserve Estimates. Our estimates of our proved natural gas and oil reserves and the future net revenues we may receive from them, are based on reserve analyses that rely on various assumptions, including those required by the SEC, as to natural gas and oil prices, drilling and operating expenses, capital expenditures, abandonment costs, taxes and availability of funds. Any significant variance in these assumptions could materially affect the estimated quantity of our reserves. As a result, our estimates of our proved natural gas and oil reserves will be inherently imprecise. Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves may vary substantially from our estimates, including the estimates contained in our reserve reports. In addition, our proved reserves may be subject to downward or upward revision based on production history, results of future exploration and development, prevailing natural gas and oil prices, mechanical difficulties, governmental regulations and other factors, many of which are beyond our control.

Impairment of Oil and Gas Properties. We review our producing oil and gas properties for impairment on an annual basis and whenever events and circumstances indicate a decline in the recoverability of their carrying values. We estimate the expected future cash flows from our oil and gas properties and compare such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to their fair value in the current period. The factors used to determine fair value include, but are not limited to, estimates of reserves, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that will require us to record an impairment of our oil and gas properties and there can be no assurance that such impairments will not materially affect our financial position or results of operations.

Derivative Instruments. Atlas formally documents all relationships between hedging instruments and the items being hedged, including the risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. Atlas assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Historically these contracts have qualified and been designated as cash flow hedges and recorded at their fair values. Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. Changes in fair value are recognized in Partners’ Capital as Accumulated Other Comprehensive Income (Loss) and recognized within the statement of operations in the month the hedged gas is sold. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, Atlas will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

At December 31, 2005, Atlas had 60 open natural gas futures contracts on behalf of the Partnership related to natural gas sales covering 547,500 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through December 31, 2009 at a combined average settlement price of $9.24 per Dth. There were no such open contracts at December 31, 2004. At December 31, 2005, the Partnership reflected net hedging liabilities on its balance sheet of $343,300. Of the $343,300 net loss in accumulated other comprehensive income (loss) at December 31, 2005, if the fair values of the instruments remain at current market values, the Partnership will reclassify $89,200 of net gains to its statement of operations over the next twelve month period as these contracts expire, and $432,500 of losses will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the statement of operations while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $36,200 for the year ended December 31, 2005 within its statement of operations related to the settlement of qualifying hedge instruments.

As of December 31, 2005, Atlas on behalf of the Partnership had allocated to it the following natural gas volumes hedged:

Natural Gas Fixed - Price Swaps

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability (2)
Ended December 31,	(MMBTU) (1)	(per MMBTU)	(in thousands)

2006	125,500	$11.48	$89
2007	198,900	8.77	(239)
2008	223,100	8.40	(193)

Total liability			$(343)

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated (in thousands):
	December 31, 2005		December 31, 2004
	Book Value	Fair Value	Book Value		Fair Value
Assets
Derivative instruments	$99	$99	$	―	$	―
	$99	$99	$	―	$	―
Liabilities
Derivative instruments	$(442)	$(442)	$	―	$	―
	$(343)	$(343)	$	―	$	―

Revenue Recognition. Revenues from sales of natural gas are recognized by us when the gas has been delivered to the purchaser. Our natural gas is sold under various contracts entered into by our managing general partner. Virtually all of our managing general partner’s contract pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of natural gas and prevailing supply and demand conditions, so that the price we receive from the sale of our natural gas fluctuates to remain competitive with generally available natural gas supplies in the market.

Dismantlement, Restoration, Reclamation and Abandonment Costs. On an annual basis, we estimate the costs of future dismantlement, restoration, reclamation and abandonment of our natural gas and oil-producing properties. We also estimate the salvage value of our equipment that we can recover on abandonment. As of December 31, 2005 and 2004, our estimate of salvage values was greater than, or equal to, our estimate of the costs of future dismantlement, restoration, reclamation and abandonment. A decrease in salvage values or an increase in dismantlement, restoration, reclamation and abandonment costs from those we have estimated, or changes in our estimates or costs, could reduce our gross profit from energy operations.

Recently Issued Financial Accounting Standards. In May 2005, the Financial Accounting Standards Board, (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in an accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes and corrections of errors after the effective date, but management does not currently expect SFAS 154 to have a material impact on our financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Atlas America Public #11-2002 Ltd
A Delaware Limited Partnership

We have audited the accompanying balance sheets of Atlas America Public #11-2002 Ltd. (a Delaware Limited Partnership) as of December 31, 2005 and 2004, and the related statements of operations, changes in partners’ capital, cash flows, and comprehensive income for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas America Public #11-2002 Ltd. as of December 31, 2005 and 2004, and the related statements of operations, changes in partners’ capital accounts, cash flows, and comprehensive income for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Cleveland, Ohio
March 20, 2006

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A DELAWARE LIMITED PARTNERSHIP)
BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,140,800	$601,100
Accounts receivable - affiliate	2,103,700	2,528,600
Hedge receivable	98,800	―
Total current assets	3,343,300	3,129,700

Oil and gas properties (successful efforts)	40,892,300	38,791,500
Less accumulated depletion	(12,726,200)	(9,939,300)
	28,166,100	28,852,200
	$31,509,400	$31,981,900

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$22,400	$20,400
Hedge liability short-term	9,700	―
Total current liabilities	32,100	20,400

Asset retirement obligation	1,208,500	841,500
Hedge liability long-term	432,400	―

Partners’ capital:
Managing general partner	8,054,500	6,434,000
Limited partners (3,126.55 units)	22,125,200	24,686,000
Accumulated comprehensive loss	(343,300)	―
	29,836,400	31,120,000
	$31,509,400	$31,981,900

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A DELAWARE LIMITED PARTNERSHIP)
STATEMENT OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
REVENUES
Natural gas and oil sales	$7,522,100	$8,791,400
Interest income	18,300	11,100
Total revenues	7,540,400	8,802,500

COSTS AND EXPENSES
Production expenses	1,019,000	1,210,600
Depletion of oil and gas properties	2,786,900	4,307,200
Accretion of asset retirement obligation	50,500	47,600
General and administrative expenses	183,100	200,200
Total expenses	4,039,500	5,765,600
Net earnings	$3,500,900	$3,036,900

Allocation of net earnings:
Managing general partner	$2,006,600	$1,936,100
Limited partners	$1,494,300	$1,100,800
Net earnings per limited partnership unit	$478	$352

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A DELAWARE LIMITED PARTNERSHIP)
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Net earnings	$3,500,900	$3,036,900
Other comprehensive loss:
Unrealized holding losses on hedging contracts	(343,300)	―

Comprehensive income	$3,157,600	$3,036,900

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A DELAWARE LIMITED PARTNERSHIP)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL ACCOUNTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	Managing		Accumulated
	General	Limited	Comprehensive
	Partner	Partners	Loss	Total

Balance at December 31, 2003	$7,457,200	$29,333,200	$ ―	$36,790,400

Participation in revenue and expenses:
Net production revenues	2,577,500	5,003,300	―	7,580,800
Interest income	3,800	7,300	―	11,100
Depletion	(560,900)	(3,746,300)	―	(4,307,200)
Accretion of asset retirement obligation	(16,200)	(31,400)	―	(47,600)
General and administrative	(68,100)	(132,100)	―	(200,200)

Net earnings	1,936,100	1,100,800	―	3,036,900

Distributions to partners	(2,959,300)	(5,748,000)	―	(8,707,300)

Balance at December 31, 2004	$6,434,000	$24,686,000	$ ―	$31,120,000

Participation in revenue and expenses:
Net production revenues	2,276,100	4,227,000	―	6,503,100
Interest income	6,400	11,900	―	18,300
Depletion	(194,200)	(2,592,700)	―	(2,786,900)
Accretion of asset retirement obligation	(17,700)	(32,800)	―	(50,500)
General and administrative	(64,000)	(119,100)	―	(183,100)

Net earnings	2,006,600	1,494,300	―	3,500,900

MGP adjusted asset contribution	1,761,300	―	―	1,761,300

Accumulated other comprehensive loss	―	―	(343,300)	(343,300)

Distributions to partners	(2,147,400)	(4,055,100)	―	(6,202,500)

Balance at December 31, 2005	$8,054,500	$22,125,200	$(343,300)	$29,836,400

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A DELAWARE LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Cash flows from operating activities:
Net earnings	$3,500,900		$3,036,900
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	2,786,900		4,307,200
Accretion of asset retirement obligation	50,500		47,600
Decrease in accounts receivable-affiliate	424,900		270,200
Increase in accrued liabilities	2,000		16,900

Net cash provided by operating activities	6,765,200		7,678,800

Cash flows from investing activities:
Proceeds from asset sale	8,500		―
Purchase of tangible equipment	(31,500)		(3,700)
Net cash used in investing activities	(23,000)		(3,700)

Cash flows from financing activities:
Distributions to partners	(6,202,500)		(8,707,300)
Net cash used in financing activities	(6,202,500)		(8,707,300)

Net increase (decrease) in cash and cash equivalents	539,700		(1,032,200)
Cash and cash equivalents at beginning of year	601,100		1,633,300
Cash and cash equivalents at end of year	$1,140,800		$601,100

Supplemental Schedule of Noncash Investing and Financing Activities:

Assets contributed by Managing General Partner:
Intangible drilling costs included in oil and gas properties	$1,703,300	$	―
Tangible equipment included in oil and gas properties	58,000		―
	$1,761,300	$	―

Asset retirement obligation	$316,500		$62,500

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE 1 - NATURE OF OPERATIONS

Atlas America Public #11-2002 Ltd. (the “Partnership”) is a Delaware Limited Partnership which includes Atlas Resources, Inc. (“Atlas”) of Pittsburgh, Pennsylvania, as Managing General Partner and Operator, and 1,024 Limited Partners. The Partnership was formed on June 5, 2002 to drill and operate gas wells located primarily in western Pennsylvania and southern Ohio. At December 31, 2005, the Partnership had various working interests in 167 gross wells.

Spin-off of Atlas America, Inc. from Resource America, Inc.

On June 30, 2005, Resource America, Inc. (“RAI”) our former indirect parent, distributed its remaining 10.7 million shares of Atlas America, Inc. to its stockholders in the form of a tax-free dividend. Although the distribution itself was tax-free to RAI stockholders, as a result of the deconsolidation there may be some tax liability arising from prior unrelated corporate transactions among Atlas America, Inc. and some of its subsidiaries. These transactions did not have a direct material impact on our financial position or results of operations, and Atlas America, Inc. (and our managing general partner) no longer consolidate with RAI as of June 30, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

Basis of Accounting

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and costs and expenses during the reporting period. Actual results could differ from these estimates

Reclassifications

Certain reclassifications have been made to the fiscal 2004 financial statements to conform to the fiscal 2005 presentation.

Receivables

In evaluating the need for an allowance for possible losses, Atlas as our Managing General Partner performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by Atlas’s review of its customers’ credit information. Atlas extends credit on an unsecured basis to many of its energy customers. At December 31, 2005 Atlas’s credit evaluation indicated that it and the Partnership have no need for an allowance for possible losses.

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Revenues from sales of natural gas are recognized by us when the gas has been delivered to the purchaser. Our natural gas is sold under various contracts entered into by our managing general partner. Virtually all of our managing general partner’s contract pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of natural gas and prevailing supply and demand conditions, so that the price we receive from the sale of our natural gas fluctuates to remain competitive with generally available natural gas supplies in the market.

Because there are timing differences between the delivery of our natural gas and oil and our receipt of a delivery statement, we have unbilled revenues. These revenues are accrued based on volumetric data from our records and our estimates of the related transportation and compression fees which are, in turn, based on applicable product prices. We had unbilled trade receivables of $1,342,500 at December 31, 2005 and $1,406,600 at December 31, 2004, respectively, which are included in the amounts set forth in the “Accounts receivable - affiliate” line item on our balance sheets. See Item 7 “Financial Statements”.

Recently Issued Financial Accounting Standards

In May 2005, the Financial Accounting Standards Board, (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in an accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes and corrections of errors after the effective date, but management does not currently expect SFAS 154 to have a material impact on our financial position or results of operations.

Fair Value of Financial Instruments

For cash, receivables and payables, the carrying amounts approximate fair values because of the short maturities of these instruments.

For derivatives the carrying value approximates fair value because they have been marked to market.

Supplemental Cash Flow Information

The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid by the Partnership for interest or income taxes for the years ended December 31, 2005 and 2004.

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At December 31, 2005, the Partnership had $1,155,400 in deposits at one bank of which $1,055,400 was over the insurance limit of the Federal Deposit Insurance Corporation and at December 31, 2004 the Partnership had $625,500 in deposits at one bank of which $525,500 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

Comprehensive Income

The Partnership is subject to the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which requires disclosure of comprehensive income and its components. Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income” and for the Partnership only include changes in the unrealized hedging gains and losses.

Property and Equipment

Property and equipment are stated at cost. Depletion is based on cost less estimated salvage value primarily using the unit-of-production method over the assets’ estimated useful lives. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized.

Oil and gas properties consist of the following:	At December 31,
	2005	2004
Mineral interest in properties:
Proved properties	$695,700	$695,700
Wells and related equipment	40,196,600	38,095,800
	40,892,300	38,791,500

Accumulated depletion:
Oil and gas properties	(12,726,200)	(9,939,300)
	$28,166,100	$28,852,200

Oil and Gas Properties

The Partnership uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized. Oil is converted to gas equivalent basis (“mcfe”) at the rate of one barrel equals 6 mcf. Depletion is provided on the units of production method.

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Partnership’s long-lived assets are reviewed for impairment annually for events or changes in circumstances that indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are reviewed for potential impairments at the lowest levels for which there are identifiable cash flows that are largely independent of other groups of assets. The review is done by determining if the historical cost of proved properties less the applicable accumulated depreciation, depletion and amortization and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Partnership’s plans to continue to produce and develop proved reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Partnership estimates prices based upon market related information including published futures prices. The estimated future level of production is based on assumptions surrounding future levels of prices and costs, field decline rates, market demand and supply, and the economic and regulatory climates. If the carrying value exceeds such cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows), and the carrying value of the assets.

Upon the sale or retirement of a complete or partial unit of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is reclassified to accumulated depletion. Upon the sale of an entire interest in an unproved property where the property had been assessed for impairment individually, a gain or loss is recognized in the statements of operations. If a partial interest in an unproved property is sold, any funds received are accounted for as a reduction of the cost in the interest retained.

Asset Retirement Obligation

The fair values of asset retirement obligations are recognized in the period they are incurred if a reasonable estimate of fair value can be made. Asset retirement obligations primarily relate to the abandonment of oil and gas producing facilities and include costs to dismantle and relocate or dispose of production equipment, gathering systems, wells and related structures. Estimates are based on historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future and federal and state regulatory requirements. The Partnership does not provide for a market risk premium associated with asset retirement obligation because a reliable estimate cannot be determined.

Environmental Matters

The Partnership is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Partnership has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures.

The Partnership accounts for environmental contingencies in accordance with SFAS No. 5 “Accounting for Contingencies.” Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. The Partnership maintains insurance that may cover in whole or in part certain environmental expenditures. For the two years ended December 31, 2005, the Partnership had no environmental matters requiring specific disclosure or requiring recording of a liability.

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Major Customers

The Partnership’s natural gas is sold under contract to various purchasers. For the year, ended December 31, 2005, sales to UGI Energy Services, Inc., Amerada Hess Corporation and U.S. Energy Exploration Corporation accounted for 48%, 26% and 13%, respectively, of total revenues. For the year ended December 31, 2004 UGI Energy Services, Inc. and Amerada Hess Corporation accounted for 40% and 28%, respectively, of total revenues. No other customer accounted for 10% or more of total revenues for the years ended December 31, 2005 and 2004.

Derivative Instruments

The Partnership applies the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity” (“SFAS No. 133”). SFAS No. 133 requires each derivative instrument to be recorded in the balance sheet as either an asset or liability measured at fair value. Changes in a derivative instrument’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

NOTE 3 - ASSET RETIREMENT OBLIGATION

The Partnership accounts for its estimated plugging and abandonment of its oil and gas properties in accordance with SFAS 143, “Accounting for Asset Retirement Obligations”.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004

Asset retirement obligation, at beginning of year	$841,500	$731,400
Revision in estimates	316,500	62,500
Accretion expense	50,500	47,600
Total asset retirement obligation, at end of year	$1,208,500	$841,500

NOTE 4 - FEDERAL INCOME TAXES

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

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005

NOTE 5 - PARTICIPATION IN REVENUES AND COSTS

The Managing General Partner and the Limited Partners generally participate in revenues and costs in the following manner:

	Managing	Limited
	General Partner	Partners
Organization and offering costs	100%	0%
Lease costs	100%	0%
Revenues	(1)	(1)
Operating costs, administrative costs, direct costs and all other costs	(2)	(2)
Intangible drilling costs	0%	100%
Tangible equipment costs	67.13%	32.87%

(1)
Subject to the Managing General Partner’s subordination obligation, substantially all partnership revenues will be shared in the same percentage as capital contributions are to the total partnership capital contributions, except that the Managing General Partner will receive an additional 7% of the partnership revenues.

(2)	These costs will be charged to the partners in the same ratio as the related production revenues are credited.

NOTE 6 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (“Atlas”), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

Administrative costs which are included in general and administrative expenses in the Statement of Operations are payable to Atlas at $75 per well per month. Administrative costs incurred in 2005 and 2004 were $137,000 and $142,700, respectively.

Monthly well supervision fees which are included in production expenses in the Statement of Operations are payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred in 2005 and 2004 were $502,200 and $489,200, respectively.

Transportation fees which are included in production expenses in the Statement of Operations are payable to Atlas at $ .29-$.35 per MCF (one thousand cubic feet). Transportation costs incurred in 2005 and 2004 were $254,200 and $383,900, respectively.

Our managing general partner and its affiliates will be reimbursed for all direct costs expended on our behalf. For the years ended December 31, 2005 and 2004, we reimbursed the Managing General Partner for $308,700 and $395,000, respectively, for direct costs.

As the Managing General Partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the Partnership’s Balance Sheets represents the net production revenues due from Atlas.

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005

NOTE 7 - COMMITMENTS

Subject to certain conditions, investor partners may present their interests beginning in 2007 for purchase by Atlas. The purchase price will be calculated by Atlas in accordance with the terms of the partnership agreement. Atlas is not obligated to purchase more than 5% of the units in any calendar year. In the event that Atlas is unable to obtain the necessary funds, Atlas may suspend its purchase obligation. At December 31, 2005 Atlas had purchased less than 1% of investor partner units.

Beginning one year after each of our wells has been placed into production our managing general partner, as operator, may retain $200 of our revenues per month per well to cover our estimated future plugging and abandonment costs. As of December 31, 2005 the managing general partner has not withheld such funds.

NOTE 8 - SUBORDINATION OF MANAGING GENERAL PARTNER’S REVENUE SHARE

Under the terms of the partnership agreement, Atlas may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the investor partners of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the investor partners (June 2003). In 2005 and 2004, Atlas was not required to subordinate any of its revenues to the investor partners.

NOTE 9 - DERIVATIVE INSTRUMENTS

Atlas on behalf of the Partnership from time to time enters into natural gas futures and option contracts to hedge its exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

Atlas formally documents all relationships between hedging instruments and the items being hedged, including the risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. Atlas assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Historically these contracts have qualified and been designated as cash flow hedges and recorded at their fair values. Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. Changes in fair value are recognized in Partners’ Capital as Accumulated Other Comprehensive Income (Loss) and recognized within the statement of operations in the month the hedged gas is sold. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, Atlas will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005

NOTE 9 - DERIVATIVE INSTRUMENTS (CONTINUED)

At December 31, 2005, Atlas had 60 open natural gas futures contracts on behalf of the Partnership related to natural gas sales covering 547,500 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through December 31, 2009 at a combined average settlement price of $9.24 per Dth. There were no such open contracts at December 31, 2004. At December 31, 2005, the Partnership reflected net hedging liabilities on its balance sheet of $343,300. Of the $343,300 net loss in accumulated other comprehensive income (loss) at December 31, 2005, if the fair values of the instruments remain at current market values, the Partnership will reclassify $89,200 of net gains to its statement of operations over the next twelve month period as these contracts expire, and $432,500 of losses will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the statement of operations while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $36,200 for the year ended December 31, 2005 within its statement of operations related to the settlement of qualifying hedge instruments.

As of December 31, 2005, Atlas on behalf of the Partnership, had the following natural gas volumes hedged:

Natural Gas Fixed - Price Swaps

Production		Average	Fair Value
Period	Volumes	Fixed Price	Liability (2)
Ended December 31,	(MMBTU) (1)	(per MMBTU)	(in thousands)

2006	125,500	$11.48	$89
2007	198,900	8.77	(239)
2008	223,100	8.40	(193)

Total liability			$(343)

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated (in thousands):
	December 31, 2005		December 31, 2004
	Book Value	Fair Value	Book Value		Fair Value
Assets
Derivative instruments	$99	$99	$	―	$	―
	$99	$99	$	―	$	―
Liabilities
Derivative instruments	$(442)	$(442)	$	―	$	―
	$(343)	$(343)	$	―	$	―

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005

NOTE 10 - NATURAL GAS AND OIL PRODUCING ACTIVITIES

The supplementary information summarized below presents the results of natural gas and oil activities in accordance with Statements of Financial Accounting Standards No. 69, “Disclosures About Oil and Gas Producing Activities” (“SFAS No. 69”). Annually, reserve value information is provided to the investor partners pursuant to the partnership agreement. The partnership agreement provides a presentment feature whereby the managing general partner will buy partnership units, subject to annual limitations, based upon a valuation formula price in the partnership agreement. Therefore, reserve value information under SFAS No. 69 is not presented.

No consideration has been given in the following information to the income tax effect of the activities as the Partnership is not treated as a taxable entity for income tax purposes.

(1)  Capitalized Costs Related to Oil and Gas Producing Activities

The following table presents the capitalized costs related to natural gas and oil producing activities at December 31:

	2005	2004
Capitalized costs at December 31:
Mineral interests in proved properties	$695,700	$695,700
Wells and related equipment	40,196,600	38,095,800
Accumulated depletion	(12,726,200)	(9,939,300)
Net capitalized costs	$28,166,100	$28,852,200

(2) Results of Operations for Oil and Gas Producing Activities

The following table presents the results of operations related to natural gas and oil production for the years ended December 31:

	2005	2004
Natural gas and oil sales	$7,522,100	$8,791,400
Production costs	(1,019,000)	(1,210,600)
Accretion of asset retirement obligation	(50,500)	(47,600)
Depletion	(2,786,900)	(4,307,200)
Results of operations from oil and gas producing activities	$3,665,700	$3,226,000

(3) Costs Incurred in Oil and Gas Producing Activities

Costs incurred for the years ended December 31, are as follows:

	2005	2004
Capitalized asset retirement obligation	$316,500	$62,500
Tangible equipment and drilling costs	―	3,700
Total costs incurred	$316,500	$66,200

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A DELAWARE LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005

NOTE 10 - NATURAL GAS AND OIL PRODUCING ACTIVITIES (CONTINUED)

(4) Oil and Gas Reserve Information

The information presented below represents estimates of proved natural gas and oil reserves. The estimates of the Partnership’s proved gas reserves are based upon evaluations made by management and verified by Wright & Company, Inc., an independent petroleum engineering firm, as of December 31, 2005 and 2004. All reserves are located within the United States. Reserves are estimated in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual arrangements. Proved reserves are estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved. All reserves are proved developed reserves and are located in the Appalachian Basin area.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future net revenues and the timing of development expenditures. The reserve data presented represents estimates only and should not be construed as being exact. In addition, the standardized measure of discounted future net cash flows may not represent the fair market value of the Partnership’s oil and gas reserves or the present value of future cash flows of equivalent reserves, due to anticipated future changes in oil and gas prices and in production and development costs and other factors for which effects have not been provided. The upward revision in our reserves for the year ended December 31, 2005 as compared to the prior year similar period is primarily related to an increase in the price that we received for our natural gas and oil.

	Natural Gas	Oil
	(MCF)	(BBLS)
Proved developed reserves:
Balance January 1, 2004	10,191,900	65,600
Current additions	(10,900)	(10,700)
Production	(1,392,400)	(12,700)

Balance December 31, 2004	8,788,600	42,200
Production	(939,800)	(6,500)
Revisions to previous estimates	951,900	(6,200)

Balance December 31, 2005	8,800,700	29,500

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE:

None.

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our managing general partner's management, including our managing general partner's Chief Executive Officer and Chief Financial Officer, our managing general partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) as of the end of the period covered by this annual report on Form 10-KSB, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our managing general partner's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no changes in our internal controls or in other factors that could significantly affect these controls in the fourth quarter and subsequent to the date of their evaluation

ITEM 8B. OTHER INFORMATION

None.
PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES, COMPLIANCE
WITH SECTION 16(a) OF THE EXCHANGE ACT

Responsibilities of Atlas Resources. We have no employees and rely on our managing general partner, which also serves as driller-operator of our wells, for managing us and our wells. Our managing general partner has complete and exclusive discretion and control over our operations and activities and makes all of our decisions affecting the wells we have drilled. Our managing general partner provides continuing review and analysis of all wells and monitors all expenditures and commitments made on our behalf. In addition, our managing general partner performs administrative services relating to our funding and operation, participant reporting, financial budgeting and record keeping.

Business of Atlas Resources. Our managing general partner was incorporated in 1979 and depends on Atlas America, Inc., its indirect parent company, for management and administrative functions and financing its capital contributions to us and its other partnerships. Our managing general partner pays a management fee to Atlas America, Inc. for management and administrative services which amounted to $45.7 million, $21.6 million and $13.1 million for its fiscal years ended September 30, 2005, 2004 and 2003, respectively. See Item 11 “Security Ownership of Certain Beneficial Owners and Management” for a discussion of the ownership of our managing general partner. During 2004, RAI offered a portion of its common stock in Atlas America, Inc. pursuant to an S-1 Registration Statement. Following the offering, RAI owned approximately 80.2% of the outstanding shares of Atlas America, Inc.’s common stock. On June 30, 2005, RAI distributed its remaining 10.7 million shares of Atlas America, Inc. to its stockholders in the form of a tax-free dividend. Although the distribution itself was tax-free to RAI stockholders, as a result of the deconsolidation there may be some tax liability arising from prior unrelated corporate transactions among Atlas America, Inc. and some of its subsidiaries. These transactions did not have a direct material impact on our financial position or results of operations, and Atlas America, Inc. (and our managing general partner) no longer consolidates with RAI as of June 30, 2005.

In addition, Atlas America, Inc. recently announced that it intends to transfer to a newly-formed wholly-owned limited liability company or limited partnership subsidiary of Atlas America, Inc. substantially all of its natural gas and oil exploration and production assets. As part of that transaction, Atlas America, Inc. anticipates that our managing general partner will be converted from a corporation into a limited liability company that will become an indirect subsidiary of Atlas America, Inc.’s newly-formed subsidiary. Our managing general partner, however, will continue to serve as our managing general partner, and does not expect that any of these transactions will have a material effect on our financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 20%, in its newly-formed subsidiary. This report does not constitute an offer to sell or a solicitation of an offer to buy any such securities.

Atlas America, Inc. is headquartered at 311 Rouser Road, Moon Township, Pennsylvania 15108, which is also our managing general partner’s primary office.

Executive Officers and Directors. The executive officers and directors of our managing general partner will serve until their successors are elected. The executive officers and directors of our managing general partner are as follows:

NAME	AGE	POSITION OR OFFICE

Freddie M. Kotek	50	Chairman of the Board of Directors, Chief Executive Officer and President
Frank P. Carolas	46	Executive Vice President - Land and Geology and a Director
Jeffrey C. Simmons	47	Executive Vice President - Operations and a Director
Jack L. Hollander	49	Senior Vice President - Direct Participation Programs
Nancy J. McGurk	50	Senior Vice President - Chief Financial Officer and Chief Accounting Officer
Michael L. Staines	56	Senior Vice President, Secretary and a Director

With respect to the biographical information set forth below:

•
the approximate amount of an individual’s professional time devoted to the business and affairs of our managing general partner and Atlas have been aggregated because there is no reasonable method for them to distinguish their activities between the two companies; and

•
for those individuals who also hold senior positions with other affiliates of our managing general partner, if it is stated that they devote approximately 100% of their professional time to our managing general partner and Atlas, it is because either the other affiliates are not currently active in drilling new wells, such as Viking Resources or Resource Energy, and the individuals are not required to devote a material amount of their professional time to the affiliates, or there is no reasonable method to distinguish their activities between our managing general partner and Atlas as compared with the other affiliates of our managing general partner, such as Viking Resources or Resource Energy.

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

Michael L. Staines. Senior Vice President, Secretary, and a Director since 1998. Mr. Staines has been an Executive Vice President and Secretary of Atlas America since 1998. Mr. Staines was a Senior Vice President of Resource America from 1989 until May, 2004 when he resigned from Resource America. Mr. Staines was a director of Resource America from 1989 to February 2000 and Secretary from 1989 to October 1998. Mr. Staines has been President of Atlas Pipeline Partners GP since January 2001 and its Chief Operating Officer and a member of its Managing Board since its formation in November 1999. Mr. Staines is a member of the Ohio Oil and Gas Association and the Independent Oil and Gas Association of New York. Mr. Staines received a Bachelor of Science degree from Cornell University in 1971 and a Master of Business degree from Drexel University in 1977. Mr. Staines devotes approximately 5% of his professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of his professional time to the business and affairs of the managing general partner’s affiliates, including Atlas Pipeline Partners GP.

Audit Committee Financial Expert. The Board of Directors of our managing general partner acts as the audit committee. The Board of Directors has determined that Freddie M. Kotek meets the requirement of an “audit committee financial expert”, he is not independent.

ITEM 10. EXECUTIVE COMPENSATION

We have no employees and rely on the employees of our managing general partner and its affiliates for all services. No officer or director of our managing general partner will receive any direct remuneration or other compensation from us. Those persons will receive compensation solely from affiliated companies of our managing general partner. See Item 12 “Certain Relationships and Related Party Transactions” for a discussion of compensation paid by us to our managing general partner.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2005, we had issued and outstanding 3,126.55 units. No officer or director of our managing general partner owns any units. Although, subject to certain conditions, investor partners may present their units to us beginning in 2007 for purchase, we are prohibited by our partnership agreement from purchasing more than 5% of our total outstanding units in any calendar year.

Atlas America, Inc. owns 100% of the common stock of AIC, which owns 100% of the common stock of our managing general partner.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Oil and Gas Revenues. Our managing general partner is allocated 35% of our oil and gas revenues in return for its payment and/or contribution of services towards our organization and offering costs equal to 15% of our subscriptions, its payment of 67.13% of the tangible costs of drilling and completing our wells and its contribution to us of all of our oil and gas leases. These capital contributions from our managing general partner totaled $13,295,200. During the years ended December 31, 2005 and 2004, our managing general partner received $2,276,100 and $2,577,500, respectively, from our net production revenues.

Leases. Following the final closing date for the offering of our units to potential investors, which was December 31, 2002, our managing general partner contributed oil and gas leases to us covering 160.5 undeveloped prospects for the wells we would drill, and it received a credit to its capital account in us in the amount of $695,700.

Administrative Costs. Our managing general partner and its affiliates receive an unaccountable, fixed payment reimbursement for the administrative costs they incur on our behalf of $75 per well per month, which was proportionately reduced to the extent we acquired less than 100% of the working interest in a well. During the years ended December 31, 2005 and 2004, our managing general partner received $137,000 and $142,700, respectively, for administrative costs.

Direct Costs. Our managing general partner (including when serving as operator) and its affiliates will be reimbursed by us for all direct costs expended by them on our behalf. During the years ended December 31, 2005 and 2004, our managing general partner received $308,700 and $395,000, respectively, for direct costs.

Well Charges. Our managing general partner, as operator of our wells, is reimbursed at actual cost for all direct expenses incurred on our behalf and receives well supervision fees for operating and maintaining the wells during producing operations in the amount of $275 per well per month subject to annual adjustment for inflation. The well supervision fees were proportionately reduced to the extent we acquired less than 100% of the working interest in a well. For the years ended December 31, 2005 and 2004, our managing general partner received $502,200 and $489,200, respectively, for well supervision fees.

Transportation Fees. We pay a gathering fee to our managing general partner at a competitive rate for each mcf of our natural gas transported. For the years ended December 31, 2005 and 2004, $254,200 and $383,900, respectively, was paid to our managing general partner for gathering fees. In turn, our managing general partner paid 100% of these amounts to Atlas Pipeline Partners, L.P. for the use of its gathering system in transporting a majority of our natural gas production.

Other Compensation. For the years ended December 31, 2005 and 2004, our managing general partner did not advance any funds to us, nor did it provide us with any equipment, supplies or other services.

ITEM 13. EXHIBITS
EXHIBIT INDEX

	Description	Location

4(a)	Certificate of Limited Partnership for Atlas America	Previously filed in our Form S-1 on
	Public #11-2002 Ltd.	June 21, 2002.

4(b)	Amended and Restated Certificate and Agreement	Previously filed in our Form S-1/A on
	of Limited Partnership for Atlas America Public #11-2002 Ltd.	October 11, 2002

4(c)	Drilling and Operating Agreement for Atlas America	Previously filed in our Form S-1/A on
	Public #11-2002 Ltd.	October 11, 2002

31.1	Rule 13a-14(a)/15(d) - 14(a) Certification.

31.2	Rule 13a-14(a)/15(d) - 14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton LLP, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2005 and 2004, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during such years, were $26,400 and $22,500, respectively.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor. Pursuant to its charter, the Audit Committee of our managing general partner is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent auditors. We do not have a separate audit committee. All such services and fees were pre-approved by the Audit Committee during 2005.

Code of Ethics. The directors and officers of our managing general partner have adopted a Code of Business Conduct and Ethics that applies to all executive officers and directors of Atlas and is posted on Atlas’ website (www.atlasamerica.com).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas America Public #11-2002 Ltd.

Atlas Resources Inc., Managing General Partner

Date: March 30, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: March 30, 2006	By:/s/ Frank P. Carolas
Frank P. Carolas, Executive Vice President - Land and Geology

Date: March 30, 2006	By:/s/ Jeffrey C. Simmons
Jeffrey C. Simmons, Executive Vice President - Operations

Date: March 30, 2006	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Financial Officer and Chief
Accounting Officer

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the
Exchange Act by Non-reporting Issuers

An annual report will be furnished to security holders subsequent to the filing of this report.