Form 10QSB
period 2006-09-30
ATLAS AMERICA PUBLIC 11-2002 LTD
filed 2006-11-13
CIK 1175028

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10 QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of September 30, 2006 and December 31, 2005 (Unaudited)	3

	Statements of Operations for the Three and Nine Months ended September 30, 2006 and 2005
	(Unaudited)	4

	Statement of Partners’ Capital Accounts for the Nine Months ended September 30, 2006
	(Unaudited)	5

	Statements of Cash Flows for the Nine Months ended September 30, 2006 and 2005
	(Unaudited)	6

	Notes to Financial Statements (Unaudited)	7-12

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	12-16

Item 3:	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 6:	Exhibits	16

SIGNATURES		17

CERTIFICATIONS		18-21

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #11-2002 LTD.
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$721,800	$1,140,800
Accounts receivable-affiliate	1,012,700	2,103,700
Hedge receivable short-term-affiliate	589,900	98,800
Total current assets	2,324,400	3,343,300

Oil and gas properties, net	27,033,700	28,166,100

Hedge receivable long-term-affiliate	631,100	―
	$29,989,200	$31,509,400

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$14,300	$22,400
Hedge liability short-term-affiliate	―	9,700
Total current liabilities	14,300	32,100

Asset retirement obligation	1,262,900	1,208,500
Hedge liability long-term-affiliate	60,500	432,400

Partners’ capital:
Managing general partner	7,433,400	8,054,500
Limited partners (3,126.55 units)	20,057,600	22,125,200
Accumulated comprehensive income (loss)	1,160,500	(343,300)
	28,651,500	29,836,400
	$29,989,200	$31,509,400

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #11-2002 LTD.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES:
Natural gas and oil sales	$1,174,300	$1,592,700	$4,312,700	$5,062,800
Interest income	7,300	4,500	24,900	12,700
Total revenues	1,181,600	1,597,200	4,337,600	5,075,500

COSTS AND EXPENSES:
Production expenses	295,800	246,300	914,700	777,600
Depletion	340,800	664,500	1,138,000	2,112,600
Accretion of asset retirement obligation	18,100	12,700	54,400	37,900
General and administrative expenses	41,700	44,500	130,800	141,800
Total expenses	696,400	968,000	2,237,900	3,069,900
Net Earnings	$485,200	$629,200	$2,099,700	$2,005,600

Allocation of net earnings:
Managing general partner	$264,700	$364,500	$1,052,200	$1,157,700
Limited partners	$220,500	$264,700	$1,047,500	$847,900
Net earnings per limited partnership unit	$70	$85	$335	$271

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #11-2002 LTD.
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR NINE MONTHS ENDED September 30, 2006
(Unaudited)

	Managing		Accumulated
	General	Limited	Comprehensive
	Partner	Partners	Income (Loss)	Total

Balance at January 1, 2006	$8,054,500	$22,125,200	$(343,300)	$29,836,400

Participation in revenues and expenses:
Net production revenues	1,189,300	2,208,700	―	3,398,000
Interest income	8,700	16,200	―	24,900
Depletion	(81,000)	(1,057,000)	―	(1,138,000)
Accretion of asset retirement obligation	(19,000)	(35,400)	―	(54,400)
General and administrative	(45,800)	(85,000)	―	(130,800)
Net earnings	1,052,200	1,047,500	―	2,099,700

Other comprehensive income	―	―	1,503,800	1,503,800

Distributions to partners	(1,673,300)	(3,115,100)	―	(4,788,400)

Balance at September 30, 2006	$7,433,400	$20,057,600	$1,160,500	$28,651,500

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #11-2002 LTD.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$2,099,700	$2,005,600
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	1,138,000	2,112,600
Accretion of asset retirement obligation	54,400	37,900
Decrease in accounts receivable - affiliate	1,091,000	1,034,900
Decrease in accrued liabilities	(8,100)	(5,100)
Net cash provided by operating activities	4,375,000	5,185,900

Cash flows from investing activities:
Proceeds from asset sales	―	8,400
Purchase of tangible equipment	(5,600)	(28,900)
Net cash used in investing activities	(5,600)	(20,500)

Cash flows from financing activities:
Distributions to partners	(4,788,400)	(4,846,500)
Net cash used in financing activities	(4,788,400)	(4,846,500)

Net (decrease) increase in cash and cash equivalents	(419,000)	318,900
Cash and cash equivalents at beginning of period	1,140,800	601,100
Cash and cash equivalents at end of period	$721,800	$920,000

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #11-2002 LTD.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

The financial statements of Atlas America Public #11-2002 Ltd. (the “Partnership”) as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006 may not necessarily be indicative of the results of operations for the year ended December 31, 2006.

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company subsidiary, substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc., our Managing General Partner (“MGP”) was merged into a newly-formed limited liability company, Atlas Resources, LLC, which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as the Partnership’s MGP and does not expect that any of these transactions will have a material effect on the Partnership’s financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 16.9%, in its newly-formed subsidiary.

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

Recently Issued Financial Accounting Standards

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to provide consistency in how registrants quantify financial statement misstatements. We are required to and will initially apply SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We do not expect the application of SAB 108 to have a material effect on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. SFAS 157 is effective for us beginning January 1, 2008. We are currently evaluating the impact of the adoption of SFAS 157 on our financial position and results of operations.

ATLAS AMERICA PUBLIC #11-2002 LTD.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Receivables

In evaluating the need for an allowance for possible losses, our MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. At September 30, 2006, our MGP’s credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $667,300 at September 30, 2006 and $1,342,500 at December 31, 2005, respectively, which are included in Accounts receivable-affiliate, on its Balance Sheets.

Asset Retirement Obligation

The Partnership accounts for the estimated plugging and abandonment costs for its oil and gas properties accordance with SFAS 143, Accounting for Asset Retirement Obligations.

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months		Nine Months
	2006	2005	2006	2005

Asset retirement obligation at beginning of period	$1,244,800	$866,700	$1,208,500	$841,500
Accretion expense	18,100	12,700	54,400	37,900
Total asset retirement obligation at end of period	$1,262,900	$879,400	$1,262,900	$879,400

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At September 30, 2006, the Partnership had $741,800 in deposits at one bank of which $641,800 was over the insurance limit of the Federal Deposit Insurance Corporation and at December 31, 2005 the Partnership had $1,155,400 in deposits of which $1,055,400 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

ATLAS AMERICA PUBLIC #11-2002 LTD.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Oil and gas properties consist of the following at the dates indicated:	September 30,	December 31,
	2006	2005
Capitalized costs of properties:
Proved properties	$695,700	$695,700
Wells and related equipment	40,202,200	40,196,600
	40,897,900	40,892,300

Accumulated depletion	(13,864,200)	(12,726,200)
	$27,033,700	$28,166,100

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Operations are payable at $75 per well per month. Administrative costs incurred for the three months ended September 30, 2006 and 2005 were $33,800 and $34,400, respectively; and $101,400 and $103,800 for the nine months ended September 30, 2006 and 2005, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Operations are payable at $295 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended September 30, 2006 and 2005 were $142,600 and $126,100, respectively; and $396,500 and $380,500 for the nine months ended September 30, 2006 and 2005, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Operations are payable at rates ranging from $.29-$.35 per mcf (one thousand cubic feet) to 10% of the natural gas sales price. Transportation costs incurred for the three months ended September 30, 2006 and 2005 were $96,800 and $64,800, respectively; and $355,100 and $197,300 for the nine months ended September 30, 2006 and 2005, respectively.

The MGP performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable-affiliate on the Partnership’s balance sheet represents the net production revenues due from the MGP.

ATLAS AMERICA PUBLIC #11-2002 LTD.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (CONTINUED)

Comprehensive Income

Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net income. For the Partnership this includes only changes in the fair value of unrealized hedging gains and losses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net earnings	$485,200	$629,200	$2,099,700	$2,005,600
Other comprehensive income:
Unrealized holding gain on hedging contracts	1,061,400	―	1,867,300	―
Less: reclassification adjustment for gains
realized in net earnings	(131,200)	―	(363,500)	―
Total other comprehensive income	930,200	―	1,503,800	―
Comprehensive income	$1,415,400	$629,200	$3,603,500	$2,005,600

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

ATLAS AMERICA PUBLIC #11-2002 LTD.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS (CONTINUED)

The Partnership formally documents all relationships between hedging instruments and the items being hedged, including the Partnership’s risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. The Partnership assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Historically these contracts have qualified and been designated as cash flow hedges and recorded at their fair values. Derivatives are recorded on the balance sheet as assets and liabilities at fair value. Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. Changes in fair value are recognized in Partners’ Capital as accumulated other comprehensive income (loss) and recognized within the statements of operations in the month the hedged gas is settled. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, the Partnership will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

At September 30, 2006, Atlas America, Inc. had open natural gas futures contracts allocated to the Partnership related to natural gas sales covering 1,118,200 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through December 31, 2009 at a combined average settlement price of $8.85 per Dth. There were no such open contracts at September 30, 2005. At September 30, 2006, the Partnership reflected net hedging assets on its balance sheet of $1,160,500. Of the $1,160,500 net gains in accumulated other comprehensive income (loss) at September 30, 2006, if the fair values of the instruments remain at current market values, the Partnership will reclassify $589,900 of net gains to its statement of operations over the next twelve month period as these contracts expire, and $570,600 of net gains will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the statement of operations while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $131,200 and $363,500 for the three and nine months ended September 30, 2006, respectively, within its statement of operations related to the settlement of qualifying hedge instruments. The Partnership recognized no gains or losses during the three months and nine months ended September 30, 2006 for hedge ineffectiveness or as a result of the discontinuance of these cash flow hedges.

As of September 30, 2006, Atlas America, Inc. on behalf of the Partnership, had the following natural gas volumes hedged:

Natural Gas Fixed - Price Swaps

Twelve Month		Average	Fair Value
Production Period	Volumes	Fixed Price	Asset (2)
Ended September 30,	(MMBTU) (1)	(per MMBTU)	(in thousands)

2007	296,500	$9.26	$590
2008	429,300	8.75	292
2009	321,100	8.65	231
2010	71,300	8.61	48

Total asset			$1,161

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

ATLAS AMERICA PUBLIC #11-2002 LTD.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS (CONTINUED)

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated (in thousands):

	September 30, 2006		December 31, 2005
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$1,221	$1,221	$99	$99
	$1,221	$1,221	$99	$99
Liabilities
Derivative instruments	$(60)	$(60)	$(442)	$(442)
	$1,161	$1,161	$(343)	$(343)

NOTE 5 - SUBSEQUENT EVENT

On November 1, 2006, Atlas America, Inc.’s wholly-owned subsidiary, Atlas Energy Resources, LLC (“Atlas Energy”), filed a second amendment to its registration statement with the Securities and Exchange Commission for an initial public offering of 6,075,000 common units, representing an approximate 16.9% limited partner interest in it. Atlas Energy will own substantially all of Atlas America, Inc.’s natural gas and oil exploration and production assets, including those of our MGP, Atlas Resources, LLC. Atlas America, Inc. will enter into a management agreement with Atlas Energy and be responsible for its day-to-day operations.

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

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company subsidiary, substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc., our Managing General Partner or MGP was merged into a newly-formed limited liability company, Atlas Resources, LLC, which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as our MGP and does not expect that any of these transactions will have a material effect on our financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 16.9%, in its newly-formed subsidiary.

Results of Operations

The following table sets forth information relating to our production revenues and expenses during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Production revenues (in thousands):
Gas	$1,080	$1,497	$4,087	$4,826
Oil	$94	$96	$226	$237
Total	$1,174	$1,593	$4,313	$5,063

Production volumes:
Gas (mcf/day) (2)	1,418	2,346	1,611	2,507
Oil (bbls/day) (2)	15	18	13	17
Total (mcfe/day) (2)	1,508	2,454	1,689	2,609

Average sales prices:
Gas (per mcf) (1) (2)	$8.28	$6.94	$9.29	$7.05
Oil (per bbl) (2)	$67.80	$56.97	$64.73	$50.96

Average production costs:
As a percent of sales	25%	15%	21%	15%
Per mcfe (2)	$2.13	$1.09	$1.99	$1.09

Depletion per mcfe	$2.46	$2.94	$2.47	$2.97

______________

(1)
The average sales price per mcf before the effects of hedging was $7.27 and $8.38 for the three and nine months ended September 30, 2006, respectively. There were no hedging transactions in the three and nine months ended September 30, 2005.

(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues. Our natural gas revenues were $1,079,600 and $1,497,200 for the three months ended September 30, 2006 and 2005, respectively, resulting in a decrease of $417,600 (28%). This decrease was due to a decrease in production volumes to 1,418 mcf per day for the three months ended September 30, 2006 from 2,346 mcf per day for the three months ended September 30, 2005, a decrease of 928 mcf per day (40%), partially offset by an increase in the average sales price we received for our natural gas to $8.28 for the three months ended September 30, 2006 as compared to $6.94 for the three months ended September 30, 2005, an increase of $1.34 per mcf (19%). The $417,600 decrease in gas revenue for the three months ended September 30, 2006 as compared to the prior year similar period was attributable to a $592,500 decrease in production volumes, partially offset by a $174,900 increase in natural gas sale prices.

Our natural gas revenues were $4,086,800 and $4,825,600 for the nine months ended September 30, 2006 and 2005, respectively, resulting in a decrease of $738,800 (15%). This decrease was due to a decrease in production volumes to 1,611 mcf per day for the nine months ended September 30, 2006 from 2,507 mcf per day for the nine months ended September 30, 2005, a decrease of 896 mcf per day (36%), partially offset by an increase in the average sales price we received for our natural gas to $9.29 for the nine months ended September 30, 2006 as compared to $7.05 for the nine months ended September 30, 2005, an increase of $2.24 per mcf (32%). The $738,800 decrease in gas revenue for the nine months ended September 30, 2006 as compared to the prior year similar period was attributable to a $1,725,400 decrease in production volumes, partially offset by a $986,600 increase in natural gas sale prices.

The overall decrease in gas production volumes results primarily from the normal decline inherent in the life of a well.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have some oil production. Our oil revenues were $94,700 and $95,500 for the three months ended September 30, 2006 and 2005, respectively, a decrease of $800 (1%) and $225,900 and $237,200 for the nine months ended September 30, 2006 and 2005, respectively, a decrease of $11,300 (5%). These decreases resulted from decreases of 17% and 25% in production volumes for the three and nine months ended September 30, 2006, respectively, partially offset by increases of 19% and 27% in the average sales price for the three and nine months ended September 30, 2006, respectively. The $11,300 decrease in the oil revenues for the nine months ended September 30, 2006 as compared to the prior year similar period was attributable to $59,400 decrease in production volumes, partially offset by $48,100 in price increases, which are driven by market conditions.

Expenses. Production expenses were $295,800 and $246,300 for the three months ended September 30, 2006 and 2005, respectively, an increase of $49,500 (20%). Production expenses were $914,700 and $777,600 for the nine months ended September 30, 2006 and 2005, respectively, an increase of $137,100 (18%). These increases were primarily due to an increase in operating fees and transportation fees that had rates ranging from $.29-$.35 per mcf to 10% of the natural gs sales price.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 29% and 42% in the three months ended September 30, 2006 and 2005, respectively, and 26% and 42% for the nine months ended September 30, 2006 and 2005, respectively. These percentage changes were directly attributable to revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended September 30, 2006 and 2005 were $41,700 and $44,500, respectively, a decrease of $2,800 (6%). For the nine months ended September 30, 2006 and 2005 these expenses were $130,800 and $141,800, respectively, a decrease of $11,000 (8%). These expenses include outside costs for services as well as the monthly administrative fee charged by our MGP. These decreases were primarily due to lower outside fees for services charged as compared to the prior year similar period.

Liquidity and Capital Resources. Cash provided by operating activities decreased $810,900 in the nine months ended September 30, 2006 to $4,375,000 compared to $5,185,900 for the nine months ended September 30, 2005. This decrease was primarily due to a decrease in accounts receivable-affiliate, partially offset by an increase in net earnings for the current period as compared to the prior year similar period.

Cash used in financing activities decreased $58,100 during the nine months ended September 30, 2006 to $4,788,400 from $4,846,500 for the nine months ended September 30, 2005. This was entirely due to lower distributions to the partners.

We had no material commitments to make capital expenditures and we do not expect any in the foreseeable future, except that our MGP may withhold funds for future plugging and abandonment costs. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that may be borrowed may not at any time exceed 5% of our total subscriptions, and no borrowings will be obtained from third parties.

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

Recently Issued Financial Accounting Standards

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to provide consistency in how registrants quantify financial statement misstatements. We are required to and will initially apply SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We do not expect the application of SAB 108 to have a material effect on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. SFAS 157 is effective for us beginning January 1, 2008. We are currently evaluating the impact of the adoption of SFAS 157 on our financial position and results of operations.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our MGP’s management, including our MGP’s Chief Executive Officer and Chief Financial Officer, our MGP has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our MGP’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Atlas America Public #11-2002 Ltd.

Atlas Resources, LLC, Managing General Partner

Date: November 13, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 13, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: November 13, 2006	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Financial Officer and Chief
Accounting Officer