Form 10QSB
period 2007-09-30
ATLAS AMERICA PUBLIC 11-2002 LTD
filed 2007-11-09
CIK 1175028

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10 QSB

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of September 30, 2007 and December 31, 2006	3

	Statements of Net Earnings for the Three Months and Nine Months ended September 30, 2007 and 2006	4

	Statement of Partners’ Capital Accounts for the Nine Months ended September 30, 2007	5

	Statements of Cash Flows for the Nine Months ended September 30, 2007 and 2006	6

	Notes to Financial Statements	7-13

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	13-17

Item 3:	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 6:	Exhibits	17

SIGNATURES		18

CERTIFICATIONS		19-22

PART I

ITEM 1.                        FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #11-2002 LTD.
BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$598,700	$701,700
Accounts receivable-affiliate	880,400	884,800
Short-term hedge receivable due from affiliate	311,800	765,600
Total current assets	1,790,900	2,352,100

Oil and gas properties, net	24,832,900	26,514,300
Long-term hedge receivable due from affiliate	166,600	660,900
	$26,790,400	$29,527,300

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$16,700	$18,000
Short-term hedge liability due to affiliate	50,100	4,800
Total current liabilities	66,800	22,800

Asset retirement obligation	1,424,300	1,362,900
Long-term hedge liability due to affiliate	231,200	106,300

Partners’ capital:
Managing general partner	7,084,100	7,295,700
Limited partners (3,126.55 units)	17,786,900	19,424,200
Accumulated other comprehensive income	197,100	1,315,400
Total partners' capital	25,068,100	28,035,300
	$26,790,400	$29,527,300

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #11-2002 LTD.
STATEMENTS OF NET EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES:
Natural gas and oil	$1,123,000	$1,174,300	$3,530,600	$4,312,700
Interest income	8,900	7,300	23,300	24,900
Total revenues	1,131,900	1,181,600	3,553,900	4,337,600

COSTS AND EXPENSES:
Production	326,600	295,800	963,400	914,700
Depletion	521,600	340,800	1,681,400	1,138,000
Accretion of asset retirement obligation	20,500	18,100	61,400	54,400
General and administrative	53,100	41,700	136,600	130,800
Total expenses	921,800	696,400	2,842,800	2,237,900
Net earnings	$210,100	$485,200	$711,100	$2,099,700

Allocation of net earnings:
Managing general partner	$208,400	$264,700	$684,400	$1,052,200
Limited partners	$1,700	$220,500	$26,700	$1,047,500
Net earnings per limited partnership unit	$1	$70	$9	$335

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #11-2002 LTD.
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE NINE MONTHS ENDED
September 30, 2007
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income (Loss)	Total

Balance at January 1, 2007	$7,295,700	$19,424,200	$1,315,400	$28,035,300

Participation in revenues and expenses:
Net production revenues	898,500	1,668,700	—	2,567,200
Interest income	8,200	15,100	—	23,300
Depletion	(153,000)	(1,528,400)	—	(1,681,400)
Accretion of asset retirement obligation	(21,500)	(39,900)	—	(61,400)
General and administrative	(47,800)	(88,800)	—	(136,600)
Net earnings	684,400	26,700	—	711,100

Other comprehensive loss	—	—	(1,118,300)	(1,118,300)

Distributions to partners	(896,000)	(1,664,000)	—	(2,560,000)

Balance at September 30, 2007	$7,084,100	$17,786,900	$197,100	$25,068,100

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #11-2002 LTD.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$711,100	$2,099,700
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	1,681,400	1,138,000
Accretion of asset retirement obligation	61,400	54,400
Decrease in accounts receivable – affiliate	4,400	1,091,000
Decrease in accrued liabilities	(1,300)	(8,100)
Net cash provided by operating activities	2,457,000	4,375,000

Cash flows from investing activities:
Purchase of tangible equipment	—	(5,600)
Net cash used in investing activities	—	(5,600)

Cash flows from financing activities:
Distributions to partners	(2,560,000)	(4,788,400)
Net cash used in financing activities	(2,560,000)	(4,788,400)

Net decrease in cash and cash equivalents	(103,000)	(419,000)
Cash and cash equivalents at beginning of period	701,700	1,140,800
Cash and cash equivalents at end of period	$598,700	$721,800

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #11-2002 LTD.
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

The financial statements of Atlas America Public #11-2002 Ltd. (the “Partnership”) as of September 30, 2007 and for the three months and nine months ended September 30, 2007 and 2006 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB/A for the year ended December 31, 2006.  The results of operations for the three months and nine months ended September 30, 2007 may not necessarily be indicative of the results of operations for the year ended December 31, 2007.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-KSB/A for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

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

Receivables

In evaluating the need for an allowance for possible losses, the Partnership's MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its purchasers' credit information.  Credit is extended on an unsecured basis to many of its energy purchasers.  At September 30, 2007 and December 31, 2006, the Partnership's MGP’s credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $619,200 at September 30, 2007 and $620,200 at December 31, 2006, which are included in Accounts receivable-affiliate, on the Partnership's Balance Sheets.

ATLAS AMERICA PUBLIC #11-2002 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
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

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Asset retirement obligation at beginning of period	$1,403,800	$1,244,800	$1,362,900	$1,208,500
Accretion expense	20,500	18,100	61,400	54,400
Asset retirement obligation at end of period	$1,424,300	$1,262,900	$1,424,300	$1,262,900

Property and Equipment

Oil and gas properties consist of the following at the dates indicated:	September 30,	December 31,
	2007	2006
Mineral interest in properties:
Proved properties	$695,700	$695,700
Wells and related equipment	40,284,100	40,284,100
	40,979,800	40,979,800

Accumulated depletion of oil and gas properties	(16,146,900)	(14,465,500)
	$24,832,900	$26,514,300

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
September 30, 2007
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

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month.  Administrative costs incurred for the three months and nine months ended September 30, 2007 were $32,800 and $98,500, respectively.  Administrative costs incurred for the three months and nine months ended September 30, 2006 were $33,800 and $101,400, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are currently payable at $308 per well per month for operating and maintaining the wells.  Well supervision fees incurred for the three months and nine months ended September 30, 2007 were $134,700 and $404,500, respectively.  Well supervision fees incurred for the three months and nine months ended September 30, 2006 were $142,600 and $396,500, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at rates ranging from $.29-$.35 per one thousand cubic feet ("Mcf") to 13% of the natural gas sales price.  Transportation fees incurred for the three months and nine months ended September 30, 2007 were $127,300 and $385,300, respectively.  Transportation fees incurred for the three months and nine months ended September 30, 2006 were $96,800 and $355,100, respectively.

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
September 30, 2007
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net earnings	$210,100	$485,200	$711,100	$2,099,700
Other comprehensive (loss) income:
Unrealized holding gain (loss) on hedging contracts	218,300	1,061,400	(745,000)	1,867,300
Less: reclassification adjustment for gains realized in net earnings	(112,300)	(131,200)	(373,300)	(363,500)
	106,000	930,200	(1,118,300)	1,503,800
Comprehensive income (loss)	$316,100	$1,415,400	$(407,200)	$3,603,500

NOTE 5 – DERIVATIVE INSTRUMENTS

Atlas Energy, on behalf of the Partnership, from time to time enters into natural gas futures, option and collar contracts to hedge exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange ("NYMEX") futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

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

ATLAS AMERICA PUBLIC #11-2002 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

At September 30, 2007, Atlas Energy had allocated open natural gas futures contracts to the Partnership related to natural gas sales covering 1,437,200 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through September 30, 2013 at an average settlement price of $8.15 per Dth. At September 30, 2007, the Partnership reflected net hedging assets on its Balance Sheets of $197,100.  Of the $197,100 net gain in Accumulated other comprehensive income (loss) at September 30, 2007, if the fair values of the instruments remain at current market values, the Partnership will reclassify $261,700 of net gain to its Statements of Net Earnings over the next twelve month period as these contracts expire, and $64,600 of net loss in later periods.  Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $112,300 and $131,200 for the three month periods ended September 30, 2007 and 2006, respectively; and $373,300 and $363,500 for the nine month periods ended September 30, 2007 and 2006, respectively, in its oil and gas revenues within its Statements of Net Earnings related to the settlement of qualifying hedge instruments.  The Partnership recognized no gains or losses during the three months and nine months ended September 30, 2007 and 2006 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of September 30, 2007, Atlas Energy had allocated to the Partnership the following natural gas hedged volumes:

Fixed Price Swaps
				Fair Value
	Twelve Month	Volumes	Average	Asset
	Period Ending	(per MMBTU)	Fixed Price	(Liability)
	September 30,	(1)	(per MMBTU)	(2)

	2008	331,200	$8.69	$248,700
	2009	322,600	$8.41	49,900
	2010	217,500	$7.87	(59,600)
	2011	119,200	$7.46	(50,000)
	2012	24,400	$7.37	(10,600)
				$178,400

ATLAS AMERICA PUBLIC #11-2002 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

Costless Collars
					Fair Value
	Twelve Month		Volumes	Average	Asset
	Period Ending	Option	(per MMBTU)	Floor & Cap	(Liability)
	September 30,	Type	(1)	(per MMBTU)	(2)

	2008	Puts purchased	9,200	$7.50	$6,400
	2008	Calls sold	9,200	$8.60	—
	2008	Puts purchased	23,800	$7.50	6,600
	2008	Calls sold	23,800	$9.40	—
	2009	Puts purchased	7,900	$7.50	—
	2009	Calls sold	7,900	$9.40	(700)
	2010	Puts purchased	44,000	$7.75	2,900
	2010	Calls sold	44,000	$8.75	—
	2011	Puts purchased	14,700	$7.75	(100)
	2011	Calls sold	14,700	$8.75	—
	2011	Puts purchased	110,000	$7.50	4,900
	2011	Calls sold	110,000	$8.45	—
	2012	Puts purchased	36,700	$7.50	—
	2012	Calls sold	36,700	$8.45	(500)
	2012	Puts purchased	132,000	$7.50	—
	2012	Calls sold	132,000	$8.45	(500)
	2013	Puts purchased	44,000	$7.00	—
	2013	Calls sold	44,000	$8.37	(300)
					$18,700

				Net Asset	$197,100

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices.

ATLAS AMERICA PUBLIC #11-2002 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated:

	September 30, 2007		December 31, 2006
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$478,400	$478,400	$1,426,500	$1,426,500
	$478,400	$478,400	$1,426,500	$1,426,500
Liabilities
Derivative instruments	$(281,300)	$(281,300)	$(111,100)	$(111,100)
	$197,100	$197,100	$1,315,400	$1,315,400

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

General

We were formed as a Delaware limited partnership on June 5, 2002, with Atlas Resources, Inc. as our Managing General Partner, or MGP, to drill natural gas development wells.  Our operations commenced the first quarter of 2003.  We currently operate wells located in western Pennsylvania and southern Ohio.  We have no employees and rely on our MGP for management which, in turn, relies on its parent company, Atlas Energy Resources, LLC, or Atlas Energy, for administrative services.

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Production revenues (in thousands):
Gas	$1,046	$1,080	$3,368	$4,087
Oil	$77	$94	$163	$226
Total	$1,123	$1,174	$3,531	$4,313

Production volumes:
Gas (mcf/day) (2)	1,261	1,418	1,400	1,611
Oil (bbls/day) (2)	13	15	10	13
Total (mcfe/day) (2)	1,339	1,508	1,460	1,689

Average sales prices:
Gas (per mcf) (1) (2)	$9.01	$8.28	$8.81	$9.29
Oil (per bbl) (2)	$65.79	$67.80	$61.83	$64.73

Average production costs:
As a percent of sales	29%	25%	27%	21%
Per mcfe (2)	$2.65	$2.13	$2.42	$1.99

Depletion per mcfe	$4.24	$2.46	$4.23	$2.47
______________

(1)
The average sales price per mcf before the effects of hedging was $8.04 and $7.27 for the three months ended September 30, 2007 and 2006, respectively; and $7.84 and $8.38 for the nine months ended September 30, 2007 and 2006, respectively.

(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues.  Our natural gas revenues were $1,045,600 and $1,079,600 for the three months ended September 30, 2007 and 2006, respectively, a decrease of $34,000 (3%).  This decrease was due to a decrease in production volumes to 1,261 mcf per day for the three months ended September 30, 2007 from 1,418 mcf per day for the three months ended September 30, 2006, a decrease of 157 mcf per day (11%), partially offset by an increase in the average sales price we received for our natural gas to $9.01 for the three months ended September 30, 2007  as compared to $8.28 for the three months ended September 30, 2006, an increase of $.73 per mcf (9%).  The $34,000 decrease in gas revenue for the three months ended September 30, 2007 as compared to the prior year similar period was attributable to a $119,300 decrease in production volumes, partially offset by an $85,300 increase in natural gas sale prices.  The overall decrease in gas production volumes for the three months ended September 30, 2007 resulted primarily from the normal decline inherent in the life of a well.

Our natural gas revenues were $3,368,200 and $4,086,800 for the nine months ended September 30, 2007 and 2006, respectively, a decrease of $718,600 (18%).  This decrease was due to a decrease in the average sales price we received for our natural gas to $8.81 for the nine months ended September 30, 2007 as compared to $9.29 for the nine months ended September 30, 2006 a decrease of $.48 per mcf (5%) and a decrease in production volumes to 1,400 mcf per day for the nine months ended September 30, 2007  from 1,611 mcf per day for the nine months ended September 30, 2006, a decrease of 211 mcf per day (13%).  The $718,600 decrease in gas revenue for the nine months ended September 30, 2007 as compared to the prior year similar period was attributable to a $535,500 decrease in production volumes and a $183,100 decrease in natural gas sale prices.  The overall decrease in gas production volumes for the nine months ended September 30, 2007 resulted primarily from the normal decline inherent in the life of a well.

Oil Revenues.  We drill wells primarily to produce natural gas, rather than oil, but some wells have oil production.  Our oil revenues were $77,400 and $94,700 for the three months ended September 30, 2007 and 2006, respectively, a decrease of $17,300 (18%).  This decrease was due to a decrease in the production volumes to 13 bbl per day for the three months ended September 30, 2007  from 15 bbl per day for the three months ended September 30, 2006, a decrease of 2 bbl per day (13%) and a decrease in the average sales price we received for our oil to $65.79 for the three months ended September 30, 2007 as compared to $67.80 for the three months ended September 30, 2006, a decrease of $2.01 per bbl (3%).  The $17,300 decrease in oil revenue for the three months ended September 30, 2007 as compared to the prior year similar period was attributable to a $14,900 decrease in production volumes and a $2,400 decrease in oil prices.

Our oil revenues were $162,400 and $225,900 for the nine months ended September 30, 2007 and 2006, respectively, a decrease of $63,500 (28%).  This decrease was due to a decrease in the production volumes to 10 bbl per day for the nine months ended September 30, 2007 from 13 bbl per day for the nine months ended September 30, 2006, a decrease of 3 bbl per day (23%) and a decrease in the average sales price we received for our oil to $61.83 for the nine months ended September 30, 2007  as compared to $64.73 for the nine months ended September 30, 2006, a decrease of $2.90 per bbl (4%).  The $63,500 decrease in oil revenues for the nine months ended September 30, 2007 as compared to the prior year similar period was attributable to a $55,900 decrease in production volumes and a $7,600 decrease in oil prices.

Expenses.  Production expenses were $326,600 and $295,800 for the three months ended September 30, 2007 and 2006, respectively, an increase of $30,800 (10%).  Production expenses were $963,400 and $914,700 for the nine months ended September 30, 2007 and 2006, respectively, an increase of $48,700 (5%).  These increases were primarily attributable to increases in rates charged for transportation fees.

Depletion of oil and gas properties as a percentage of oil and gas revenues were 46% and 29% in the three months ended September 30, 2007 and 2006, respectively; and 48% and 26% for the nine months ended September 30, 2007 and 2006, respectively.  These percentage changes are directly attributable to revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended September 30, 2007 and 2006 were $53,100 and $41,700, respectively, an increase of $11,400 (27%).  For the nine months ended September 30, 2007 and 2006 these expenses were $136,600 and $130,800, respectively, an increase of $5,800 (4%).  These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP.  These increases were primarily due to higher audit and tax fees as compared to the prior year similar period.

Liquidity and Capital Resources

Cash provided by operating activities decreased $1,918,000 in the nine months ended September 30, 2007 to $2,457,000 as compared to $4,375,000 for the nine months ended September 30, 2006.  This decrease was due to a decrease in net earnings before depletion and accretion of $838,200 and a reduction in the decrease in accounts receivable-affiliate of $1,086,600 for the current period as compared to the prior year similar period.

Cash used in investing activities was $5,600 for the nine months ended September 30, 2006 from a purchase of tangible equipment.

Cash used in financing activities decreased $2,228,400 during the nine months ended September 30, 2007 to $2,560,000 from $4,788,400 for the nine months ended September 30, 2006.  This decrease was entirely due to lower distributions as a result of a decrease in net cash flows.

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

For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see Note 2 of the "Notes to Financial Statements" in our Annual Report on Form 10-KSB/A.

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

Atlas America Public #11-2002 Ltd.

Atlas Resources, LLC, Managing General Partner

Date: November 9, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 9, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: November 9, 2007	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: November 9, 2007	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer