Form 10-Q
period 2008-06-30
ATLAS AMERICA PUBLIC 11-2002 LTD
filed 2008-08-12
CIK 1175028

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
1550 Coraopolis Heights Rd. 2nd Floor
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

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of June 30, 2008 and December 31, 2007	3

	Statements of Net Earnings for the Three Months and Six Months ended June 30, 2008 and 2007	4

	Statement of Changes in Partners’ Capital for the Six Months ended June 30, 2008	5

	Statements of Cash Flows for the Six Months ended June 30, 2008 and 2007	6

	Notes to Financial Statements	7-15

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-19

Item 4:	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1:	Legal Proceedings	19

Item 6:	Exhibits	20

SIGNATURES		21

CERTIFICATIONS		22-25

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #11-2002 LTD.
BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$523,800	$534,800
Accounts receivable-affiliate	1,041,200	813,700
Short-term hedge receivable due from affiliate	—	297,600
Total current assets	1,565,000	1,646,100

Oil and gas properties, net	23,261,900	24,318,300
Long-term hedge receivable due from affiliate	—	44,500
	$24,826,900	$26,008,900

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$16,500	$18,300
Short-term hedge liability due to affiliate	1,383,700	7,000
Total current liabilities	1,400,200	25,300

Asset retirement obligation	1,427,800	1,386,200
Long-term hedge liability due to affiliate	2,043,800	447,100

Partners’ capital:
Managing general partner	6,970,300	6,999,200
Limited partners (3,126.55 units)	16,412,300	17,263,100
Accumulated other comprehensive loss	(3,427,500)	(112,000)
Total partners' capital	19,955,100	24,150,300
	$24,826,900	$26,008,900

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #11-2002 LTD.
STATEMENTS OF NET EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES
Natural gas and oil	$1,321,200	$1,171,200	$2,421,400	$2,407,600
Interest income	1,200	8,200	3,600	14,400
Total revenues	1,322,400	1,179,400	2,425,000	2,422,000

COSTS AND EXPENSES
Production	358,500	327,800	646,300	636,800
Depletion	552,700	561,000	1,056,400	1,159,800
Accretion of asset retirement obligation	20,800	20,400	41,600	40,900
General and administrative	53,000	39,100	95,000	83,500
Total expenses	985,000	948,300	1,839,300	1,921,000
Net earnings	$337,400	$231,100	$585,700	$501,000

Allocation of net earnings:
Managing general partner	$264,300	$226,300	$484,000	$476,000
Limited partners	$73,100	$4,800	$101,700	$25,000
Net earnings per limited partnership unit	$24	$2	$33	$8

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #11-2002 LTD.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED June 30, 2008
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Loss	Total

Balance at January 1, 2008	$6,999,200	$17,263,100	$(112,000)	$24,150,300

Participation in revenues and expenses:
Net production revenues	621,300	1,153,800	—	1,775,100
Interest income	1,300	2,300	—	3,600
Depletion	(90,800)	(965,600)	—	(1,056,400)
Accretion of asset retirement obligation	(14,600)	(27,000)	—	(41,600)
General and administrative	(33,200)	(61,800)	—	(95,000)
Net earnings	484,000	101,700	—	585,700

Other comprehensive loss	—	—	(3,315,500)	(3,315,500)

Distributions to partners	(512,900)	(952,500)	—	(1,465,400)

Balance at June 30, 2008	$6,970,300	$16,412,300	$(3,427,500)	$19,955,100

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #11-2002 LTD.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$585,700	$501,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	1,056,400	1,159,800
Accretion of asset retirement obligation	41,600	40,900
(Increase) decrease in accounts receivable – affiliate	(227,500)	613,000
Decrease in accrued liabilities	(1,800)	(10,700)
Net cash provided by operating activities	1,454,400	2,304,000

Cash flows from financing activities:
Distributions to partners	(1,465,400)	(1,773,100)
Net cash used in financing activities	(1,465,400)	(1,773,100)

Net (decrease) increase in cash and cash equivalents	(11,000)	530,900
Cash and cash equivalents at beginning of period	534,800	701,700
Cash and cash equivalents at end of period	$523,800	$1,232,600

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #11-2002 LTD.
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
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

The financial statements as of June 30, 2008 and for the three months and six months ended June 30, 2008 and 2007 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2007.  The results of operations for the three months and six months ended June 30, 2008 may not necessarily be indicative of the results of operations for the year ended December 31, 2008.

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

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the Partnership's MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers' credit information.  Credit is extended on an unsecured basis to many of its energy customers.  At June 30, 2008 and December 31, 2007, the Partnership's MGP’s credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $737,200 at June 30, 2008 and $595,500 at December 31, 2007, which are included in Accounts receivable-affiliate, on the Partnership's Balance Sheets.

ATLAS AMERICA PUBLIC #11-2002 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2008
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Properties

Oil and gas properties are stated at cost. Depletion is based on cost less estimated salvage value primarily using the unit-of-purchase method over the assets' estimated useful lives. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized.

Oil and gas properties consist of the following at the dates indicated:	June 30,	December 31,
	2008	2007
Natural gas and oil properties:
Proved properties:
Leasehold interests	$695,700	$695,700
Wells and related equipment	40,225,600	40,225,600
	40,921,300	40,921,300

Accumulated depletion	(17,659,400)	(16,603,000)
	$23,261,900	$24,318,300

Recently Issued Financial Accounting Standards

In May 2008, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Policies" ("SFAS 162"), which reorganizes the GAAP hierarchy. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing the U.S. GAAP financial statements. The standard is effective 60 days after the SEC's approval of the PCAOB's amendments to AU Section 411. The adoption of SFAS 162 will not have an impact on the Partnership's financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance, and cash flows. The Partnership is currently evaluating whether the adoption of SFAS 161 will have an impact on its financial position or results of operations.

ATLAS AMERICA PUBLIC #11-2002 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2008
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Financial Accounting Standards (Continued)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement was effective for the Partnership as of January 1, 2008. The Partnership adopted SFAS 159 at January 1, 2008, and has elected not to apply the fair value option to any of its financial instruments not already carried at fair value in accordance with other accounting standards, and therefore the adoption of SFAS 159 did not impact the Partnership’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued final FASB Staff Position 157-2, (“FSP FAS 157-2”). FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plant and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations. FSP FAS 157-2 also covers interim periods within the fiscal years for items within its scope. The delay is intended to allow the FASB and its constituents the time to consider the various implementation issues associated with SFAS 157. The Partnership adopted SFAS 157 as of January 1, 2008 with respect to its commodity and interest rate swap derivative instruments which are measured at fair value within its financial statements.  See Note 5 for disclosures pertaining to the provisions of SFAS 157 with regard to the Partnership’s fair value measurements.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month.  Administrative costs incurred for the three months and six months ended June 30, 2008 were $32,800 and $65,500, respectively. Administrative costs incurred for the three months and six months ended June 30, 2007 were $32,700 and $65,700, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at $320 and $308 per well per month in 2008 and 2007, respectively, for operating and maintaining the wells.  Well supervision fees incurred for the three months and six months ended June 30, 2008 were $139,800 and $279,600, respectively. Well supervision fees incurred for the three months and six months ended June 30, 2007 were $134,400 and $269,800, respectively.

ATLAS AMERICA PUBLIC #11-2002 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2008
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (Continued)

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Net Earnings are generally payable at 13% of the natural gas sales price.  Transportation fees incurred for the three months and six months ended June 30, 2008 were $141,600 and $253,900, respectively. Transportation fees incurred for the three months and six months ended June 30, 2007 were $131,900 and $258,000, respectively.

The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable-affiliate on the Partnership's Balance Sheets represents the net production revenues due from the MGP.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income (loss)" and, for the Partnership, include changes in the fair value of unrealized hedging contracts related to commodity derivatives. Comprehensive income (loss) for the Partnership is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net earnings	$337,400	$231,100	$585,700	$501,000
Other comprehensive income (loss):
Unrealized holding gain (loss) on hedging contracts	(2,204,500)	198,700	(3,223,500)	(963,300)
Less: reclassification adjustment for (gains) losses realized in net earnings	14,400	(124,100)	(92,000)	(261,000)
Total other comprehensive income (loss)	(2,190,100)	74,600	(3,315,500)	(1,224,300)
Comprehensive income (loss)	$(1,852,700)	$305,700	$(2,729,800)	$(723,300)

NOTE 5 - DERIVATIVE INSTRUMENTS

The Partnership applies the provisions of SFAS 133, which requires each derivative instrument to be recorded in the balance sheet as either an asset or liability measured at fair value. Changes in a derivative instrument’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

Atlas Energy on behalf of the Partnership from time to time enters into natural gas and oil futures option and collar contracts to achieve more predictable cash flows by hedging its exposure to changes in natural gas and oil prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. Oil contracts are based on a West Texas Intermediate ("WTI") index. These contracts have qualified and been designated as cash flow hedges and recorded at their fair values.

ATLAS AMERICA PUBLIC #11-2002 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2008
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

At June 30, 2008, Atlas Energy had allocated open natural gas futures contracts to the Partnership related to natural gas sales covering 991,100 dekatherms (“Dth”) of gas, maturing through June 30, 2013, at an average settlement price of $8.32 per Dth. In addition, Atlas Energy had allocated oil futures contracts to the Partnership related to oil sales covering 5,600 barrels (“Bbls”) of oil, maturing through June 30, 2013 at an average settlement price of $99.41 per Bbl. At June 30, 2008, the Partnership reflected a net hedge liability on its Balance Sheets of $3,427,500. Of the $3,427,500 net loss in accumulated other comprehensive loss at June 30, 2008, if the fair values of the instruments remain at current market values, the Partnership will reclassify $1,383,700 of net loss to its Statements of Net Earnings over the next twelve month period as these contracts expire, and $2,043,800 of net losses in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. The Partnership realized a loss of $14,400 and a gain of $124,100 for the three months ended June 30, 2008 and 2007, respectively; and gains of $92,000 and $261,000 for the six month periods ended June 30, 2008 and 2007, respectively, in oil and gas revenues within its Statements of Net Earnings related to the settlement of qualifying hedge instruments. Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership recognized no gains or losses during the three months and six months ended June 30, 2008 and 2007 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of June 30, 2008, Atlas Energy had allocated to the Partnership the following natural gas and oil hedge volumes hedged:

Natural Gas Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(MMbtu) (1)	(per MMbtu)	Liability (2)

2008	151,400	$8.77	$(709,300)
2009	289,100	8.54	(1,090,100)
2010	201,800	8.11	(587,200)
2011	143,000	7.90	(372,600)
2012	105,700	8.20	(239,300)
2013	11,500	8.73	(20,700)
			$(3,019,200)

ATLAS AMERICA PUBLIC #11-2002 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2008
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

Natural Gas Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(MMbtu) (1)	(per MMbtu)	Liability (2)

2008	Puts purchased	6,000	$7.50	$—
2008	Calls sold	6,000	9.40	(24,400)
2010	Puts purchased	22,100	7.75	—
2010	Calls sold	22,100	8.75	(56,200)
2011	Puts purchased	55,100	7.50	—
2011	Calls sold	55,100	8.45	(126,600)
2012	Puts purchased	5,400	7.00	—
2012	Calls sold	5,400	8.37	(12,900)
				$(220,100)

Crude Oil Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(Bbl)	(per Bbl)	Liability (3)

2008	600	$104.24	$(22,900)
2009	900	99.92	(34,600)
2010	700	97.31	(27,800)
2011	600	96.43	(21,600)
2012	500	96.00	(17,000)
2013	100	95.95	(4,400)
			$(128,300)

ATLAS AMERICA PUBLIC #11-2002 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2008
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

Crude Oil Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(Bbl)	(per Bbl)	Liability (3)

2008	Puts purchased	300	$85.00	$—
2008	Calls sold	300	127.00	(5,300)
2009	Puts purchased	600	85.00	—
2009	Calls sold	600	118.63	(15,800)
2010	Puts purchased	500	85.00	—
2010	Calls sold	500	112.92	(14,500)
2011	Puts purchased	400	85.00	—
2011	Calls sold	400	110.81	(12,300)
2012	Puts purchased	300	85.00	—
2012	Calls sold	300	110.06	(9,400)
2013	Puts purchased	100	85.00	—
2013	Calls sold	100	110.09	(2,600)
				$(59,900)

			Total Net Liability	$(3,427,500)

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices.
(3)	Fair value based on forward WTI crude oil prices.

The fair value of the derivatives is included on the Partnership's Balance Sheets as follows:

	June 30,	December 31,
	2008	2007
Short-term hedge receivable due from affiliate	$—	$297,600
Long-term hedge receivable due from affiliate	—	44,500
Short-term hedge liability due to affiliate	(1,383,700)	(7,000)
Long-term hedge liability due to affiliate	(2,043,800)	(447,100)
	$(3,427,500)	$(112,000)

ATLAS AMERICA PUBLIC #11-2002 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2008
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

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

The Partnership uses the fair value methodology outlined in SFAS 157 to value the assets and liabilities for its outstanding derivative contracts. All of the Partnership’s derivatives contracts are defined as Level 2. The Partnership's natural gas and crude oil derivative contracts are valued based on prices quoted on the NYMEX or WTI and adjusted by the respective counterparty using various assumptions including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments. In accordance with SFAS 157, the following table represents the Partnership's fair value hierarchy for its financial instruments at June 30, 2008.

	Fair Value Measurements at June 30, 2008 Using
	Quoted prices	Significant other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)

Commodity-based derivatives	$—	$(3,427,500)	$—

Total	$—	$(3,427,500)	$—

ATLAS AMERICA PUBLIC #11-2002 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2008
(Unaudited)

NOTE 6 - ASSET RETIREMENT OBLIGATION

The Partnership accounts for the estimated plugging and abandonment costs for its oil and gas properties in accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143") and FASB, Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Asset retirement obligation at beginning of period	$1,407,000	$1,383,400	$1,386,200	$1,362,900
Accretion expense	20,800	20,400	41,600	40,900
Asset retirement obligation at end of period	$1,427,800	$1,403,800	$1,427,800	$1,403,800

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS (UNAUDITED)

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Production revenues (in thousands):
Gas	$1,216	$1,105	$2,251	$2,323
Oil	$105	$67	$170	$85
Total	$1,321	$1,172	$2,421	$2,408

Production volumes:
Gas (mcf/day) (3)	1,418	1,385	1,353	1,470
Oil (bbls/day) (3)	10	12	9	8
Total (mcfe/day) (3)	1,478	1,457	1,407	1,518

Average sales prices:
Gas (per mcf) (1) (3)	$9.43	$8.77	$9.14	$8.73
Oil (per bbl) (2) (3)	$111.57	$59.12	$101.37	$58.62

Average production costs:
As a percent of revenues	27%	28%	27%	26%
Per mcfe (3)	$2.66	$2.47	$2.52	$2.32

Depletion per mcfe	$4.10	$4.23	$4.12	$4.22
_____________

(1)
The average sales price per mcf before the effects of hedging was $9.53 and $7.78 for the three months ended June 30, 2008 and 2007, respectively; and $8.76 and $7.75 for the six months ended June 30, 2008 and 2007, respectively.

(2)	The average sales price per bbl before the effects of hedging was $112.41 and $101.84 for the three months and six months ended June 30, 2008, respectively. There was no hedging for oil in 2007.
(3)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues.  Our natural gas revenues were $1,216,100 and $1,104,600 for the three months ended June 30, 2008 and 2007, respectively, an increase of $111,500 (10%).  This increase was due to an increase in the average sales price we received for our natural gas to $9.43 for the three months ended June 30, 2008 as compared to $8.77 for the three months ended June 30, 2007, an increase of $.66 per mcf (8%) and an increase in production volumes to 1,418 mcf per day for the three months ended June 30, 2008 from 1,385 mcf per day for the three months ended June 30, 2007, an increase of 33 mcf per day (2%). The $111,500 increase in natural gas revenues for the three months ended June 30, 2008 as compared to the prior year similar period was attributable to an $85,200 increase in natural gas prices and a $26,300 increase in production volumes. The overall increase in natural gas production volumes for the three months ended June 30, 2008 resulted primarily from an increase in well production on various wells as compared to the prior year similar period.

Our natural gas revenues were $2,250,800 and $2,322,600 for the six months ended June 30, 2008 and 2007, respectively, a decrease of $71,800 (3%).  This decrease was due to a decrease in production volumes to 1,353 mcf per day for the six months ended June 30, 2008 from 1,470 mcf per day for the six months ended June 30, 2007, a decrease of 117 mcf per day (8%), partially offset by an increase in the average sales price we received for our natural gas $9.14 for the six months ended June 30, 2008 as compared to $8.73 for the six months ended June 30, 2007, an increase of $.41 per mcf (5%).  The $71,800 decrease in natural gas revenues for the six months ended June 30, 2008 as compared to the prior year similar period was attributable to a $173,100 decrease in production volumes, partially offset by a $101,300 increase in natural gas sales prices. The overall decrease in natural gas production volumes for the six months ended June 30, 2008 resulted primarily from the normal decline inherent in the life of a well.

Oil Revenues.  We drill wells primarily to produce natural gas, rather than oil, but some wells have oil production.  Our oil revenues were $105,100 and $66,600 for the three months ended June 30, 2008 and 2007, respectively, an increase of $38,500 (58%).  This increase was due to an increase in the average sales price we received for our oil $111.57 for the three months ended June 30, 2008 as compared to $59.12 for the three months ended June 30, 2007, an increase of $52.45 per bbl (89%), partially offset by a decrease in the production volumes to 10 bbl per day for the three months ended June 30, 2008 from 12 bbl per day for the three months ended June 30, 2007, a decrease of 2 bbl per day (17%). The $38,500 increase in oil revenues for the three months ended June 30, 2008 as compared to the prior year similar period was attributable to a $49,400 increase in oil prices, partially offset by a $10,900 decrease in production volumes.

Our oil revenues were $170,600 and $85,000 for the six months ended June 30, 2008 and 2007, respectively, an increase of $85,600 (101%). This increase was due to an increase in the average sales price we received for our oil $101.37 for the six months ended June 30, 2008 as compared to $58.62 for the six months ended June 30, 2007, an increase of $42.75 per bbl (73%) and an increase in production volumes to 9 bbl per day for the six months ended June 30, 2008 from 8 bbl per day for the six months ended June 30, 2007, an increase of 1 bbl per day (13%). The $85,600 increase in oil revenues for the six months ended June 30, 2008 as compared to the prior year similar period was attributable to a $72,000 increase in oil prices and a $13,600 increase in production volumes.

Expenses.  Production expenses were $358,500 and $327,800 for the three months ended June 30, 2008 and 2007, respectively, an increase of $30,700 (9%). Production expenses were $646,300 and $636,800 for the six months ended June 30, 2008 and 2007, respectively, an increase of $9,500 (1%). These increases were primarily attributable to increases in variable expenses as compared to prior year similar period.

Depletion of oil and gas properties as a percentage of oil and gas revenues were 42% and 48% for the three months ended June 30, 2008 and 2007, respectively; and 44% and 48% for the six months ended June 30, 2008 and 2007, respectively. These percentage changes were directly attributable to revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended June 30, 2008 and 2007 were $53,000 and $39,100, respectively, an increase of $13,900 (36%). For the six months ended June 30, 2008 and 2007 these expenses were $95,000 and $83,500, respectively, an increase of $11,500 (14%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP. These increases were primarily due to higher third-party costs as compared to the prior year similar period.

Liquidity and Capital Resources

Cash provided by operating activities decreased $849,600 in the six months ended June 30, 2008 to $1,454,400 as compared to $2,304,000 for the six months ended June 30, 2007. This decrease was due to a reduction in net earnings before depletion and accretion of $18,000. In addition the change in accounts receivable-affiliate decreased operating cash flows by $840,500 in the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Cash used in financing activities decreased $307,700 during the six months ended June 30, 2008 to $1,465,400 from $1,773,100 in the six months ended June 30, 2007. This decrease was entirely due to lower distributions.

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

Recently Issued Financial Accounting Standards

In May 2008, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, No. 162, The Hierarchy of Generally Accepted Accounting Policies, or SFAS 162, which reorganizes the GAAP hierarchy. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. The standard is effective 60 days after the SEC's approval of the PCAOB's amendments to AU Section 411. The adoption of SFAS 162 will not have an impact on our financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance, and cash flows. We are currently evaluating whether the adoption of SFAS 161 will have an impact on our financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement was effective for us as of January 1, 2008. We adopted SFAS 159 at January 1, 2008, and have elected not to apply the fair value option to any of our financial instruments not already carried at fair value in accordance with other accounting standards, and therefore the adoption of SFAS 159 did not impact our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement, or SFAS 157. SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued final FASB Staff Position 157-2, or FSP FAS 157-2. FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plant and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations. FSP FAS 157-2 also covers interim periods within the fiscal years for items within its scope. The delay is intended to allow the FASB and its constituents the time to consider the various implementation issues associated with SFAS 157. We adopted SFAS 157 as of January 1, 2008 with respect to its commodity and interest rate swap derivative instruments which are measured at fair value within our financial statements.  See Note 5 for disclosures pertaining to the provisions of SFAS 157 with regard to our fair value measurements.

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

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

4.0	Amended and Restated Certificate and Agreement of Limited Partnership for Atlas America Public #11-2002 Ltd. (1)
10.1	Drilling and Operating Agreement for Atlas America Public #11-2002 Ltd. (1)
31.1	Certification Pursuant to Rule 13a-14/15(d)-14
31.2	Certification Pursuant to Rule 13a-14/15(d)-14
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002
____________

(1)	Filed on June 21, 2002 in the Form S-1 Registration Statement dated June 21, 2002, File No. 333-90980

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas America Public #11-2002 Ltd.

Atlas Resources, LLC, Managing General Partner

Date: August 12, 2008	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 12, 2008	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: August 12, 2008	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: August 12, 2008	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer