Form 10-Q
period 2009-09-30
ATLAS AMERICA PUBLIC 11-2002 LTD
filed 2009-11-16
CIK 1175028

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in
Rule 12b-2 of the Exchange Act (Check One) Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑`

ATLAS AMERICA PUBLIC #11-2002 LTD.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of September 30, 2009 and December 31, 2008	3

	Statements of Operations for the Three Months and Nine Months ended September 30, 2009 and 2008	4

	Statement of Changes in Partners’ Capital for the Nine Months ended September 30, 2009	5

	Statements of Cash Flows for the Nine Months ended September 30, 2009 and 2008	6

	Notes to Financial Statements	7-18

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	18-23

Item 4:	Controls and Procedures	23-24

PART II.	OTHER INFORMATION

Item 6:	Exhibits	24

SIGNATURES		25

CERTIFICATIONS		26-29

ATLAS AMERICA PUBLIC #11-2002 LTD.
BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$219,500	$475,400
Accounts receivable-affiliate	526,600	754,800
Short-term hedge receivable due from affiliate	378,700	748,300
Total current assets	1,124,800	1,978,500

Oil and gas properties, net	16,672,100	17,521,300
Long-term hedge receivable due from affiliate	267,600	484,200
	$18,064,500	$19,984,000

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$27,400	$22,200
Short-term hedge liability due to affiliate	5,600	64,700
Total current liabilities	33,000	86,900

Asset retirement obligation	1,578,300	1,510,300
Long-term hedge liability due to affiliate	66,500	58,200

Partners’ capital:
Managing general partner	5,768,000	6,110,200
Limited partners (3,126.55 units)	10,171,200	11,362,600
Accumulated other comprehensive income	447,500	855,800
Total partners' capital	16,386,700	18,328,600
	$18,064,500	$19,984,000

The accompanying notes are an integral part of these financial statements.

ATLAS AMERICA PUBLIC #11-2002 LTD.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES
Natural gas and oil	$607,400	$1,109,600	$1,946,300	$3,531,000
Interest income	100	1,000	600	4,600
Total revenues	607,500	1,110,600	1,946,900	3,535,600

COSTS AND EXPENSES
Production	268,300	310,500	812,400	956,800
Depletion	257,900	406,000	849,200	1,462,400
Accretion of asset retirement obligation	22,700	20,800	68,000	62,400
General and administrative	52,500	44,000	135,900	139,000
Total expenses	601,400	781,300	1,865,500	2,620,600
Net earnings	$6,100	$329,300	$81,400	$915,000

Allocation of net earnings (loss):
Managing general partner	$61,200	$222,500	$223,000	$706,500
Limited partners	$(55,100)	$106,800	$(141,600)	$208,500
Net (loss) earnings per limited partnership unit	$(17)	$34	$(45)	$67

The accompanying notes are an integral part of these financial statements.

ATLAS AMERICA PUBLIC #11-2002 LTD.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED
September 30, 2009
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income (Loss)	Total

Balance at January 1, 2009	$6,110,200	$11,362,600	$855,800	$18,328,600

Participation in revenues and expenses:
Net production revenues	396,900	737,000	—	1,133,900
Interest income	200	400	—	600
Depletion	(102,700)	(746,500)	—	(849,200)
Accretion of asset retirement obligation	(23,800)	(44,200)	—	(68,000)
General and administrative	(47,600)	(88,300)	—	(135,900)
Net earnings	223,000	(141,600)	—	81,400

Other comprehensive loss	—	—	(408,300)	(408,300)

Distributions to partners	(565,200)	(1,049,800)	—	(1,615,000)

Balance at September 30, 2009	$5,768,000	$10,171,200	$447,500	$16,386,700

The accompanying notes are an integral part of these financial statements.

ATLAS AMERICA PUBLIC #11-2002 LTD.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$81,400	$915,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	849,200	1,462,400
Non-cash loss on derivative value	127,100	—
Accretion of asset retirement obligation	68,000	62,400
Decrease (increase) in accounts receivable – affiliate	228,200	(118,300)
Increase in accrued liabilities	5,200	4,900
Net cash provided by operating activities	1,359,100	2,326,400

Cash flows from financing activities:
Distributions to partners	(1,615,000)	(2,278,000)
Net cash used in financing activities	(1,615,000)	(2,278,000)

Net (decrease) increase in cash and cash equivalents	(255,900)	48,400
Cash and cash equivalents at beginning of period	475,400	534,800
Cash and cash equivalents at end of period	$219,500	$583,200

The accompanying notes are an integral part of these financial statements.

ATLAS AMERICA PUBLIC #11-2002 LTD.
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Atlas America Public #11-2002 Ltd. (the “Partnership”) is a Delaware Limited Partnership which includes Atlas Resources, LLC of Pittsburgh, Pennsylvania, as Managing General Partner ("MGP") and Operator, and 1,032 Limited Partners. The Partnership was formed on June 5, 2002 to drill and operate gas wells located primarily in western Pennsylvania and southern Ohio. The Partnership has no employees and relies on its MGP for management which, in turn, relies on its parent company, Atlas Energy Resources, LLC, ("Atlas Energy"), for administrative services. On September 29, 2009, Atlas Energy Resources, LLC and Atlas America, Inc. (“Atlas America”) (NASDAQ: ATLS) merged with Atlas Energy Resources, LLC becoming a wholly owned subsidiary of Atlas America. In addition, Atlas America changed its name to “Atlas Energy, Inc.”

The financial statements as of September 30, 2009 and for the three months and nine months ended September 30, 2009 and 2008 are unaudited except that the balance sheet at December 31, 2008 is derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. Management has considered for disclosure any material subsequent events through November 16, 2009, the date the financial statements were issued. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-K for the year ended December 31, 2008. The results of operations for the three months and nine months ended September 30, 2009 may not necessarily be indicative of the results of operations for the year ended December 31, 2009.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC.

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

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the Partnership's MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers' credit information. Credit is extended on an unsecured basis to many of its energy customers. At September 30, 2009 and December 31, 2008, the Partnership's MGP’s credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

ATLAS AMERICA PUBLIC #11-2002 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Partnership generally sells natural gas and crude oil at prevailing market prices.  Revenue is recognized when produced quantities are delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale are reasonably assured and the sales price is fixed or determinable.  Revenues from the production of natural gas and crude oil in which the Partnership has an interest with other producers are recognized on the basis of the Partnership’s percentage ownership of working interest or overriding royalty. Generally, the Partnership’s sales contracts are based on pricing provisions that are tied to a market index, with certain adjustments based on proximity to gathering and transmission lines and the quality of its natural gas.

Because there are timing differences between the delivery of natural gas and oil and its receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables at September 30, 2009 and December 31, 2008 of $389,400 and $536,300, respectively, which are included in accounts receivable on the Partnership’s Balance Sheets.

Oil and Gas Properties

The Partnership follows the successful-efforts method of accounting for oil and gas producing activities. Oil and gas properties are recorded at cost.  Depletion is determined on a field-by-field basis using the units-of-production method for well and related equipment costs based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized costs of developed producing properties.  In addition, accumulated depletion includes impairment adjustments to reflect the write-down to fair market value of the oil and gas properties. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of the property are capitalized. Oil is converted to gas equivalent basis (“Mcfe”) at the rate one barrel equals 6 thousand cubic feet (“Mcf”).

Upon the sale or retirement of a complete field of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is recorded in operations. Upon the sale or retirement of an individual well, the net book value is credited to accumulated depletion.

Oil and gas properties consist of the following at the dates indicated:	September 30,	December 31,
	2009	2008
Natural gas and oil properties:
Proved properties:
Leasehold interests	$695,700	$695,700
Wells and related equipment	40,266,500	40,266,500
	40,962,200	40,962,200

Accumulated depletion	(24,290,100)	(23,440,900)
	$16,672,100	$17,521,300

ATLAS AMERICA PUBLIC #11-2002 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Oil and Gas Properties and Long-Lived Assets

The Partnership’s oil and gas properties are reviewed for impairment annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Oil and gas properties are reviewed for potential impairments at the lowest levels for which there are identifiable cash flows.

The review of the Partnership’s oil and gas properties is done on a field-by-field basis by determining if the historical cost of proved properties less the applicable accumulated depletion and abandonment is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Partnership’s plans to continue to produce and develop proved reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Partnership estimates prices based upon current contracts in place, adjusted for basis differentials and market related information including published futures prices. The estimated future level of production is based on assumptions surrounding future levels of prices and costs, field decline rates, market demand and supply, and the economic and regulatory climates. If the carrying value exceeds such cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows), and the carrying value of the assets.

The determination of oil and natural gas reserve estimates is a subjective process, and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results.  In addition, reserve estimates for wells with limited or no production history are less reliable than those based on actual production.  Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information which could cause the assumptions to be modified.  The Partnership cannot predict what reserve revisions may be required in future periods. There were no impairments of oil and gas properties recorded by the Partnership for the three and nine months ended September 30, 2009 and 2008.

Working Interest

The Partnership agreement establishes that revenues and expenses will be allocated to the MGP and limited partners based on their ratio of capital contributions to total contributions, (“the working interest”).  The MGP is also provided an additional working interest of 7% as provided in the Partnership Agreement. Due to the time necessary to complete drilling operations and accumulate all drilling costs, estimated working interest percentage ownership rates are utilized to allocate revenues and expenses until the wells are completely drilled and turned on-line into production. Once the wells are completed, the final working interest ownership of the partners is determined and any previously allocated revenues based on the estimated working interest percentage ownership are adjusted to conform to the final working interest percentage ownership.

ATLAS AMERICA PUBLIC #11-2002 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Standards

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value (“Update 2009-05”). Update 2009-05 amends subtopic 820-10, “Fair Value Measurements and Disclosures- Overall” and provides clarification for the fair value measurement of liabilities in circumstances where quoted prices for an identical liability in an active market are not available. The amendments also provide clarification for not requiring the reporting entity to include separate inputs or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of a liability when estimating the fair value of a liability.  Additionally, these amendments clarify that both the quoted price in an active market for an identical liability at the measurement date and the quoted price for an identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are considered Level 1 fair value measurements. These requirements are effective for financial statements issued after the release of Update 2009-05.  The Partnership adopted the requirements on September 30, 2009 and it did not have a material impact on its financial position, results of operations or related disclosures.

In June 2009, the FASB issued Accounting Standards Update 2009-01, Topic 105- Generally Accepted Accounting Principles Amendments Based on Statements of Financial Accounting Standards No. 168- The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“Update 2009-01”). Update 2009-01 establishes the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  The ASC supersedes all existing non-Securities and Exchange Commission accounting and reporting standards.  Following the ASC, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC.  ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Entities are not required to include specific references to the ASC in their financial statements and, therefore, the Partnership has removed all previous references to FASB authoritative guidance and describes its accounting policies using a “plain English” approach. The Partnership adopted the requirements of Update 2009-01 to its financial statements on September 30, 2009 and it did not have a material impact to the Partnership’s financial statement disclosures.

In May 2009, the FASB issued ASC 855-10, Subsequent Events (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions require management of a reporting entity to evaluate events or transactions that may occur after the balance sheet date for potential recognition or disclosure in the financial statements and provides guidance for disclosures that an entity should make about those events. ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. The Partnership adopted the requirements of this standard on June 30, 2009 and it did not have a material impact to its financial position or results of operations or related disclosures. The adoption of these provisions does not change the Partnership’s current practices with respect to evaluating, recording and disclosing subsequent events.

ATLAS AMERICA PUBLIC #11-2002 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Standards (Continued)

In April 2009, the FASB issued ASC 820-10-65-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“ASC 820-10-65-4”). ASC 820-10-65-4 applies to all fair value measurements and provides additional clarification on estimating fair value when the market activity for an asset has declined significantly.  ASC 820-10-65-4 also require an entity to disclose a change in valuation technique and related inputs to the valuation calculation and to quantify its effects, if practicable. ASC 820-10-65-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Partnership adopted the requirements of ASC 820-10-65-4 on April 1, 2009 and its adoption did not have a material impact on the Partnership’s financial position and results of operations.

In April 2009, the FASB issued ASC 825-10-65-1, Interim Disclosures about Fair Value of Financial Instruments (“ASC 825-10-65-1”), which requires an entity to provide disclosures about fair value of financial instruments in interim financial information. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. ASC 825-10-65-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Partnership adopted these requirements on April 1, 2009 and its adoption did not have a material impact on the Partnership’s financial position and results of operations.

In March 2008, the FASB issued ASC 815-10-50-1, Disclosures about Derivative Instruments and Hedging Activities (“ASC 815-10-50-1”), to require enhanced disclosure about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Partnership adopted the requirements of this section of ASC 815-10-50-1 on January 1, 2009 and it did not have a material impact on its financial position or results of operations (see Note 5).

Modernization of Oil and Gas Reporting

In December 2008, the SEC announced that it had approved revisions to its oil and gas reporting disclosures by adopting amendments to Rule 4-10 of Regulation S-X and Items 201, 801, and 802 of Regulation S-K. These new disclosure requirements are referred to as “Modernization of Oil and Gas Reporting” and include provisions that:

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

ATLAS AMERICA PUBLIC #11-2002 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Modernization of Oil and Gas Reporting (Continued)

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

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Operations are payable at $75 per well per month. Administrative costs incurred for the three months and nine months ended September 30, 2009 were $30,600 and $94,000, respectively. Administrative costs incurred for the three months and nine months ended September 30, 2008 were $32,600 and $98,100, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Operations are payable at $320 per well per month in 2009 and 2008, respectively, for operating and maintaining the wells. Well supervision fees incurred for the three months and nine months ended September 30, 2009 were $130,800 and $401,400, respectively. Well supervision fees incurred for the three months and nine months ended September 30, 2008 were $139,400 and $419,000, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Operations are generally payable at 13% of the natural gas sales price. Transportation fees incurred for the three months and nine months ended September 30, 2009 were $68,700 and $219,300, respectively. Transportation fees incurred for the three months and nine months ended September 30, 2008 were $106,800 and $360,700, respectively.

The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses. “Accounts receivable-affiliate” on the Partnership's Balance Sheets represents the net production revenues due from the MGP.

ATLAS AMERICA PUBLIC #11-2002 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2009
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net earnings	$6,100	$329,300	$81,400	$915,000
Other comprehensive income (loss):
Unrealized holding gain (loss) on hedging contracts	8,900	3,149,800	130,100	(73,700)
Less: reclassification adjustment for (gains) losses realized in net earnings	(220,200)	252,000	(538,400)	160,000
Total other comprehensive income (loss)	(211,300)	3,401,800	(408,300)	86,300
Comprehensive income (loss)	$(205,200)	$3,731,100	$(326,900)	$1,001,300

NOTE 5 - DERIVATIVE INSTRUMENTS

The Partnership is exposed to certain risks relating to its ongoing business operations. The risk is managed by using derivative instruments related to commodity price risk. Forward contracts on natural gas and oil are entered into to manage the price risk associated with forecasted sales of natural gas and crude oil. The Partnership designates these derivatives as cash flow hedges and the derivative instruments have been recorded as either assets or liabilities at fair value on the balance sheet. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified to earnings in the same period during which the hedged transaction affects earnings. The following table summarizes the fair value of derivative instruments as of September 30, 2009 and December 31, 2008, as well as the gain or loss recognized for the three months and nine months ended September 30, 2009 and 2008, respectively. There were no gains or losses recognized in income for ineffective derivative instruments for the three months and nine months ended September 30, 2009 and 2008, respectively.

Fair Value of Derivative Instruments:
	Asset Derivatives			Liability Derivatives
Derivatives in		Fair Value			Fair Value
Cash Flow	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
Hedging Relationships	Location	2009	2008	Location	2009	2008

Commodity contracts:	Current assets	$378,700	$748,300	Current liabilities	$(5,600)	$(64,700)
	Long-term assets	267,600	484,200	Long-term liabilities	(66,500)	(58,200)

Total derivatives		$646,300	$1,232,500		$(72,100)	$(122,900)

ATLAS AMERICA PUBLIC #11-2002 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2009
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

Effects of Derivative Instruments on Statements of Operations:

Derivatives in	Gain Recognized in OCI on Derivative (Effective Portion) Three Months Ended		Location of Gain/(Loss) Reclassified from Accumulated	Gain/(Loss) Reclassified from OCI into Income (Effective Portion) Three Months Ended
Cash Flow	September 30,	September 30,	OCI into Income	September 30,	September 30,
Hedging Relationship	2009	2008	(Effective Portion)	2009	2008

Commodity contracts	$8,900	$3,149,800	Natural gas and oil revenue	$220,200	$(252,000)

Derivatives in	Gain/(Loss) Recognized in OCI on Derivative (Effective Portion) Nine Months Ended		Location of Gain/(Loss) Reclassified from Accumulated	Gain/(Loss) Reclassified from OCI into Income (Effective Portion) Nine Months Ended
Cash Flow	September 30,	September 30,	OCI into Income	September 30,	September 30,
Hedging Relationship	2009	2008	(Effective Portion)	2009	2008

Commodity contracts	$130,100	$(73,700)	Natural gas and oil revenue	$538,400	$(160,000)

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

At September 30, 2009, the Partnership reflected a net hedge asset on its Balance Sheet of $574,200, however unrealized gains of $126,700 which were required to be recognized in net income which were related to impairment charges of the Partnership’s oil and gas properties for the year ended December 31, 2008 results in a net unrealized accumulated gain of $447,500. Of the remaining $447,500 net unrealized gain in accumulated other comprehensive income at September 30, 2009, if the fair values of the instruments remain at current market values, the Partnership will reclassify $302,900 of net gains to its Statements of Operations over the next twelve month period as these contracts settle, and $144,600 of net gains in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the Statements of Operations while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership recognized no gains or losses during the three months and nine months ended September 30, 2009 and 2008 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

ATLAS AMERICA PUBLIC #11-2002 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2009
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

As of September 30, 2009, Atlas Energy had allocated to the Partnership the following natural gas and oil volumes hedged:

Natural Gas Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(MMbtu) (1)	(per MMbtu) (1)	Asset (2)

2009	46,900	$8.24	$164,300
2010	138,300	7.71	208,000
2011	84,300	7.04	69,800
2012	77,300	7.22	52,600
2013	45,100	7.08	6,500
			$501,200

Natural Gas Costless Collars

Production			Average	Fair Value
Period Ending	Option	Volumes	Floor & Cap	Asset
December 31,	Type	(MMbtu) (1)	(per MMbtu) (1)	(Liability) (2)

2009	Puts purchased	300	$11.00	$1,700
2009	Calls sold	300	15.35	—
2010	Puts purchased	14,400	7.84	26,200
2010	Calls sold	14,400	9.01	—
2011	Puts purchased	38,100	6.52	24,800
2011	Calls sold	38,100	7.67	—
2012	Puts purchased	14,500	6.51	100
2012	Calls sold	14,500	7.72	—
2013	Puts purchased	18,100	6.52	—
2013	Calls sold	18,100	7.81	(1,800)
				$51,000

Crude Oil Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(Bbl) (1)	(per Bbl) (1)	Asset (3)

2009	100	$99.32	$2,300
2010	250	97.40	5,900
2011	200	77.46	4,000
2012	100	76.86	2,600
2013	50	77.36	700
			$15,500

ATLAS AMERICA PUBLIC #11-2002 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2009
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

Crude Oil Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(Bbl) (1)	(per Bbl) (1)	Asset (3)

2009	Puts purchased	50	$85.00	$700
2009	Calls sold	50	116.56	—
2010	Puts purchased	200	85.00	2,500
2010	Calls sold	200	112.92	—
2011	Puts purchased	100	67.22	1,800
2011	Calls sold	100	89.44	—
2012	Puts purchased	100	65.51	1,200
2012	Calls sold	100	91.45	—
2013	Puts purchased	50	65.36	300
2013	Calls sold	50	93.44	—
				$6,500

			Total Net Asset	$574,200
____________

(1)	MMBTU represents million British Thermal Units. Bbl represents barrels.
(2)	Fair value based on forward NYMEX natural gas prices.
(3)	Fair value based on forward WTI crude oil prices.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership has established a hierarchy to measure its financial instruments at fair value which requires it to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy defines three levels of inputs that may be used to measure fair value.

Level 1– Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2– Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

Level 3– Unobservable inputs that reflect the entities own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Partnership has certain assets and liabilities that are reported at fair value on a recurring basis in its balance sheets. The following methods and assumptions were used to estimate fair values.

ATLAS AMERICA PUBLIC #11-2002 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2009
(Unaudited)

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Continued)

All of the Partnership’s derivatives contracts are defined as Level 2. The Partnership's natural gas and crude oil derivative contracts are valued based on prices quoted on the NYMEX or WTI and adjusted by the respective counterparty using various assumptions including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments. Information for assets and liabilities measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008 is as follows.

	September 30, 2009		December 31, 2008
	Level 2	Total	Level 2	Total

Commodity-based derivatives	$574,200	$574,200	$1,109,600	$1,109,600
Total	$574,200	$574,200	$1,109,600	$1,109,600

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Partnership has certain assets and liabilities that are reported at fair value on a nonrecurring basis in its Balance Sheets. The following methods and assumptions were used to estimate fair values.

Asset Retirement Obligations.  The Partnership estimates the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements; the credit adjusted risk free rate of the Partnership; and estimated inflation rates. There were no new asset retirement obligations incurred for the three months and nine months ended September 30, 2009.

NOTE 7 - ASSET RETIREMENT OBLIGATION

The Partnership recognizes an estimated liability for the plugging and abandonment of its oil and gas wells and related facilities. It also recognizes a liability for future asset retirement obligations if a reasonable estimate of the fair value of that liability can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Partnership also considers the estimated salvage value in the calculation of depreciation, depletion and amortization.

The estimated liability is based on historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using an assumed credit- adjusted risk-free interest rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements.

The Partnership has no assets legally restricted for purposes of settling asset retirement obligations.  Except for its oil and gas properties, the Partnership has determined that there are no other material retirement obligations associated with tangible long-lived assets.

ATLAS AMERICA PUBLIC #11-2002 LTD.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2009
(Unaudited)

NOTE 7 - ASSET RETIREMENT OBLIGATION (Continued)

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Asset retirement obligation at beginning of period	$1,555,600	$1,427,800	$1,510,300	$1,386,200
Accretion expense	22,700	20,800	68,000	62,400
Asset retirement obligation at end of period	$1,578,300	$1,448,600	$1,578,300	$1,448,600

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

General

We were formed as a Delaware limited partnership on June 5, 2002, with Atlas Resources, Inc. as our Managing General Partner, or MGP, to drill natural gas development wells. Atlas Resources, Inc. was merged into a newly-formed limited liability company, Atlas Resources LLC, which now serves as our MGP. We have no employees and rely on our MGP for management which, in turn, relies on its parent company, Atlas Energy Resources, LLC (NYSE:ATN), or Atlas Energy, for administrative services. On September 29, 2009 Atlas Energy completed its merger with Atlas America, Inc. (NASDAQ:ATLS). In addition, Atlas America changed its name to Atlas Energy, Inc.

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Production revenues (in thousands):
Gas	$574	$1,061	$1,859	$3,312
Oil	33	48	87	219
Total	$607	$1,109	$1,946	$3,531

Production volumes:
Gas (mcf/day) (1)	789	1,046	866	1,250
Oil (bbls/day) (1)	4	4	6	8
Total (mcfe/day) (1)	813	1,070	902	1,298

Average sales prices: (2)
Gas (per mcf) (1) (3)	$8.43	$11.03	$8.37	$9.67
Oil (per bbl) (1) (4)	$93.12	$124.34	$59.36	$105.68

Average production costs:
As a percent of revenues	44%	28%	42%	27%
Per mcfe (1)	$3.59	$3.15	$3.30	$2.70

Depletion per mcfe	$3.45	$4.12	$3.45	$4.12
_____________

(1)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.
(2)	Average sales prices represent accrual basis pricing after reversing the effect of previously recognized gains resulting from prior period impairment charges.
(3)
Average gas prices are calculated by including in total revenue derivative gains previously recognized into income and dividing by the total volume for the period. Previously recognized derivative gains were $37,300 and $121,200 for the three months and nine months ended September 30, 2009, respectively. The derivative gains are included in other comprehensive income and resulted from prior period impairment charges.

(4)
Average oil prices are calculated by including in total revenue gains previously recognized into income and dividing by the total volume for the period. Previously recognized derivative gains were $1,800 and $5,900 for the three months and nine months ended September 30, 2009, respectively. The derivative gains are included in other comprehensive income and resulted from prior period impairment charges.

Natural Gas Revenues.  Our natural gas revenues were $574,500 and $1,061,200 for the three months ended September 30, 2009 and 2008, respectively, a decrease of $486,700 (46%). The $486,700 decrease in natural gas revenues for the three months ended September 30, 2009 as compared to the prior year similar period was attributable to a $260,600 decrease in production volumes and a $226,100 decrease in natural gas sales prices after the effect of financial hedges. Our production volumes decreased to 789 mcf per day for the three months ended September 30, 2009 from 1,046 mcf per day for the three months ended September 30, 2008, a decrease of 257 mcf per day (25%). The overall decrease in natural gas production volumes for the three months ended September 30, 2009 resulted primarily from the normal decline inherent in the life of a well.

Our natural gas revenues were $1,858,900 and $3,312,000 for the nine months ended September 30, 2009 and 2008, respectively, a decrease of $1,453,100 (44%). The $1,453,100 decrease in natural gas revenues for the nine months ended September 30, 2009 as compared to the prior year similar period was attributable to a $1,025,300 decrease in production volumes and a $427,800 decrease in natural gas sales prices after the effect of financial hedges. Our production volumes decreased to 866 mcf per day for the nine months ended September 30, 2009 from 1,250 mcf per day for the nine months ended September 30, 2008, a decrease of 384 mcf per day (31%). The overall decrease in natural gas production volumes for the nine months ended September 30, 2009 resulted primarily from the normal decline inherent in the life of a well.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $32,900 and $48,400 for the three months ended September 30, 2009 and 2008, respectively, a decrease of $15,500 (32%). The $15,500 decrease in oil revenues for the three months ended September 30, 2009 as compared to the prior year similar period was attributable to a $13,500 decrease in oil prices and a $2,000 decrease in production volumes.

Our oil revenues were $87,400 and $219,000 for the nine months ended September 30, 2009 and 2008, respectively, a decrease of $131,600 (60%). The $131,600 decrease in oil revenues for the nine months ended September 30, 2009 as compared to the prior year similar period was attributable to a $78,600 decrease in oil prices and a $53,000 decrease in production volumes. Our production volumes decreased to 6 bbls per day for the nine months ended September 30, 2009 from 8 bbls per day for the nine months ended September 30, 2008, a decrease of 2 bbls per day (25%).

Expenses.  Production expenses were $268,300 and $310,500 for the three months ended September 30, 2009 and 2008, respectively, a decrease of $42,200 (14%). Production expenses were $812,400 and $956,800 for the nine months ended September 30, 2009 and 2008, respectively, a decrease of $144,400 (15%). These decreases were primarily attributable to lower transportation fees as compared to prior year similar period.

Depletion of oil and gas properties as a percentage of oil and gas revenues were 42% and 37% for the three months ended September 30, 2009 and 2008, respectively; and 44% and 41% for the nine months ended September 30, 2009 and 2008, respectively. These percentage changes were directly attributable to changes in revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended September 30, 2009 and 2008 were $52,500 and $44,000, respectively, an increase of $8,500 (19%). For the nine months ended September 30, 2009 and 2008 these expenses were $135,900 and $139,000, respectively, a decrease of $3,100 (2%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP and vary from period to period due to the timing and billing of the costs and services provided to the Partnership.

Liquidity and Capital Resources

Cash provided by operating activities decreased $967,300 in the nine months ended September 30, 2009 to $1,359,100 as compared to $2,326,400 for the nine months ended September 30, 2008. This decrease was due to a decrease in net earnings before depletion, a net non cash loss on derivative values and accretion of $1,314,100. In addition, the change in accounts receivable-affiliate increased operating cash flows by $346,500 in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

Cash used in financing activities decreased $663,000 during the nine months ended September 30, 2009 to $1,615,000 from $2,278,000 in the nine months ended September 30, 2008. This decrease was due to a decrease in cash distributions to partners.

Our MGP may withhold funds for future plugging and abandonment costs. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.

The Partnership is generally limited to the amount of funds generated by the cash flows from our operations, which we believe is adequate to fund future operations and distributions to our partners. Historically, there has been no need to borrow funds from our MGP to fund operations.

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

Recently Adopted Accounting Standards

In August 2009, the Financial Accounting Standards Board or FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value an Update 2009-05. Update 2009-05 amends subtopic 820-10, “Fair Value Measurements and Disclosures- Overall” and provides clarification for the fair value measurement of liabilities in circumstances where quoted prices for an identical liability in an active market are not available. The amendments also provide clarification for not requiring the reporting entity to include separate inputs or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of a liability when estimating the fair value of a liability. Additionally, these amendments clarify that both the quoted price in an active market for an identical liability at the measurement date and the quoted price for an identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are considered Level 1 fair value measurements. These requirements are effective for financial statements issued after the release of Update 2009-05. We adopted the requirements on September 30, 2009 and it did not have a material impact on our financial position, results of operations or related disclosures.

In June 2009, the FASB issued Accounting Standards Update 2009-01, Topic 105- Generally Accepted Accounting Principles Amendments Based on Statements of Financial Accounting Standards No. 168- The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles an Update 2009-01. Update 2009-01 establishes the FASB Accounting Standards Codification or ASC as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. The ASC supersedes all existing non-Securities and Exchange Commission accounting and reporting standards.  Following the ASC, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Entities are not required to include specific references to the ASC in their financial statements and, therefore, we have removed all previous references to FASB authoritative guidance and describes our accounting policies using a “plain English” approach. We adopted the requirements of Update 2009-01 to our financial statements on September 30, 2009 and it did not have a material impact to our financial statement disclosures.

In May 2009, the FASB issued ASC 855-10, Subsequent Events or ASC 855-10.  ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions require management of a reporting entity to evaluate events or transactions that may occur after the balance sheet date for potential recognition or disclosure in the financial statements and provides guidance for disclosures that an entity should make about those events. ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively.  We adopted the requirements of this standard on June 30, 2009 and it did not have a material impact to our financial position or results of operations or related disclosures. The adoption of these provisions does not change our current practices with respect to evaluating, recording and disclosing subsequent events.

In April 2009, the FASB issued ASC 820-10-65-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly or ASC 820-10-65-4. ASC 820-10-65-4 applies to all fair value measurements and provides additional clarification on estimating fair value when the market activity for an asset has declined significantly. ASC 820-10-65-4 also require an entity to disclose a change in valuation technique and related inputs to the valuation calculation and to quantify its effects, if practicable. ASC 820-10-65-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the requirements of ASC 820-10-65-4 on April 1, 2009 and its adoption did not have a material impact on our financial position and results of operations.

In April 2009, the FASB issued ASC 825-10-65-1, Interim Disclosures about Fair Value of Financial Instruments or ASC 825-10-65-1, which requires an entity to provide disclosures about fair value of financial instruments in interim financial information. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. ASC 825-10-65-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We adopted these requirements on April 1, 2009 and its adoption did not have a material impact on our financial position and results of operations.

In March 2008, the FASB issued ASC 815-10-50-1, Disclosures about Derivative Instruments and Hedging Activities or ASC 815-10-50-1, to require enhanced disclosure about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted the requirements of this section of ASC 815-10-50-1 on January 1, 2009 and it did not have a material impact on our financial position or results of operations (see Note 5).

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

Under the supervision of the chief executive officer and chief financial officer, the MGP has carried out an evaluation of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Partnership’s disclosure controls and procedures are effective at the reasonable assurance level at September 30, 2009.

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

Atlas America Public #11-2002 Ltd.

Atlas Resources, LLC, Managing General Partner

Date: November 16, 2009	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 16, 2009	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: November 16, 2009	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: November 16, 2009	By:/s/ Sean P. McGrath
Sean P. McGrath, Chief Accounting Officer