Form 10-Q
period 2016-06-30
ATLAS AMERICA PUBLIC #11-2002 LTD.
filed 2016-08-15
CIK 1175028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

ATLAS AMERICA PUBLIC #11-2002 LTD.

(A Delaware Limited Partnership)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #11-2002 LTD.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2016		December 31, 2015
ASSETS
Current assets:
Cash	$		$-
Accounts receivable trade–affiliate		47,200	37,900
Current portion of derivative assets		7,500	19,900
Total current assets		54,700	57,800
Gas and oil properties, net		1,537,200	1,537,200
Long-term asset retirement receivable-affiliate		519,700	321,700
Total assets		$2,111,600	$1,916,700

LIABILITIES AND PARTNERS’ DEFICIT
Current liabilities:
Accounts payable trade-affiliate		$958,600	$579,100
Accrued liabilities		10,900	10,100
Put premiums payable-affiliate		5,100	9,200
Total current liabilities		974,600	598,400
Asset retirement obligations		4,200,200	4,124,800
Commitments and contingencies (Note 6)
Partners’ deficit:
Managing general partner’s deficit		(1,485,200)	(1,395,500)
Limited partners’ deficit (3,126.55 units)		(1,578,400)	(1,411,900)
Accumulated other comprehensive income		400	900
Total partners’ deficit		(3,063,200)	(2,806,500)
Total liabilities and partners’ deficit		$2,111,600	$1,916,700

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #11-2002 LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES
Natural gas, oil and liquids	$72,200	$94,900	$136,800	$218,600
(Loss) gain on mark-to-market derivatives	(2,500)	(2,300)	400	200
Total revenues	69,700	92,600	137,200	218,800
COSTS AND EXPENSES
Production	132,500	128,500	246,800	290,500
Depletion	-	4,500	-	8,100
Accretion of asset retirement obligation	37,700	55,800	75,400	111,600
General and administrative	38,000	33,800	71,200	73,400
Total costs and expenses	208,200	222,600	393,400	483,600
Net loss	$(138,500)	$(130,000)	$(256,200)	$(264,800)
Allocation of net loss:
Managing general partner	$(47,500)	$(46,100)	$(89,700)	$(95,100)
Limited partners	$(91,000)	$(83,900)	$(166,500)	$(169,700)
Net loss per limited partnership unit	$(29)	$(27)	$(53)	$(54)

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #11-2002 LTD.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(138,500)	$(130,000)	$(256,200)	$(264,800)
Other comprehensive loss:
Difference in estimated hedge receivable	-	1,100	-	2,700
Reclassification adjustment to net loss of mark-to-market gains on cash flow hedges	(500)	(2,100)	(500)	(4,400)
Total other comprehensive loss	(500)	(1,000)	(500)	(1,700)
Comprehensive loss	$(139,000)	$(131,000)	$(256,700)	$(266,500)

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #11-2002 LTD.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ DEFICIT

FOR THE SIX MONTHS ENDED

June 30, 2016

(Unaudited)

	Managing General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2015	$(1,395,500)	$(1,411,900)	$900	$(2,806,500)
Participation in revenues, costs and expenses:
Net production expenses	(38,400)	(71,600)	-	(110,000)
Gain on mark-to-market derivatives		400	-	400
Accretion of asset retirement obligations	(26,400)	(49,000)	-	(75,400)
General and administrative	(24,900)	(46,300)	-	(71,200)
Net loss	(89,700)	(166,500)	-	(256,200)
Other comprehensive loss			(500)	(500)
Balance at June 30, 2016	$(1,485,200)	$(1,578,400)	$400	$(3,063,200)

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #11-2002 LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(256,200)	$(264,800)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	-	8,100
Non-cash loss (gain) on derivative value, net	7,800	(1,900)
Accretion of asset retirement obligations	75,400	111,600
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable trade-affiliate	(9,300)	23,300
Increase in asset retirement receivable-affiliate	(198,000)	(99,000)
Increase in accounts payable trade-affiliate	379,500	227,200
Increase (decrease) in accrued liabilities	800	(4,500)
Net cash provided by operating activities	-	-

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Net cash used in financing activities	-	-
Net change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #11 LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Atlas America Public #11-2002 LTD. (the “Partnership”) is a Delaware limited partnership, formed on June 5, 2002 with Atlas Resources, LLC serving as its Managing General Partner and Operator (“Atlas Resources” or the “MGP”). Atlas Resources is an indirect subsidiary of Atlas Resource Partners, L.P. (“ARP”) (OTC: ARPJ). Unless the context otherwise requires, references to “the Partnership,” “we,” “us” and “our”, refer to Atlas America Public #11-2002 LTD.

Atlas Energy Group, LLC (“Atlas Energy Group”; OTC: ATLS) manages ARP’s operations and activities through its ownership of ARP’s general partner interest.

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

The condensed financial statements, which are unaudited, except for the balance sheet at December 31, 2015, which is derived from audited financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three and six months ended June 30, 2016 may not necessarily be indicative of the results of operations for the year ended December 31, 2016.

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

Liquidity and Capital Resources

The Partnership is generally limited to the amount of funds generated by the cash flow from its operations to fund its obligations and make distributions, if any, to its partners. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2016. These lower commodity prices have negatively impacted the Partnership’s revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on the Partnership’s liquidity position. In addition, the Partnership has experienced significant downward revisions of its natural gas and oil reserves volumes and values due to the declines in commodity prices. The MGP continues to implement various cost saving measures to reduce the Partnership’s operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue to be strategic in managing the Partnership’s cost structure and, in turn, liquidity to meet its operating needs. To the extent commodity prices remain low or decline further, or the Partnership experiences other disruptions in the industry, the Partnership’s ability to fund its operations and make distributions may be further impacted, and could result in the MGP’s decision to liquidate the Partnership’s operations.

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

Historically, there has been no need to borrow funds from the MGP to fund operations as the cash flow from the Partnership’s operations have been adequate to fund its obligations and distributions to its partners. However, the recent significant declines in commodity prices have challenged the Partnership’s ability to fund its operations and may make it uneconomical for the Partnership to produce its wells until they are depleted as the Partnership originally intended. Accordingly, the MGP determined that there is substantial doubt about the Partnership’s ability to continue as a going concern. The MGP intends, as necessary, to continue the Partnership’s operations and to fund the Partnership’s obligations for at least the next twelve months. To the extent commodity prices remain low or decline further or ARP is unsuccessful in completing its Restructuring (as defined below) or the Plan (as defined below), the MGP’s ability to continue the Partnership’s operations may be further impacted.

ARP Restructuring and Chapter 11 Bankruptcy Proceedings

On July 25, 2016, ARP and certain of its subsidiaries, including the MGP, and Atlas Energy Group, solely with respect to certain sections thereof, entered into a restructuring support agreement with ARP’s lenders (the “Restructuring Support Agreement”) to support ARP’s restructuring that will reduce debt on its balance sheet (the “Restructuring”) pursuant to a pre-packaged plan of reorganization (the “Plan”).  The Plan will position ARP for the future and is expected to be completed before the end of the third quarter of 2016, after which ARP should emerge from Chapter 11 (as defined below), backed by its stakeholders, committed to investing capital to develop its exploration and production assets, as well as its tax-advantaged drilling partnership program.

On July 27, 2016, ARP and certain of its subsidiaries, including the MGP, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The cases commenced thereby are being jointly administered under the caption “In re: ATLAS RESOURCE PARTNERS, L.P., et al.” Interested parties should refer to the information and the limitations and qualifications discussed in the disclosure statement related to the Restructuring which was filed as Exhibit 99.1 to ARP’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2016.

The MGP intends to continue to operate the Partnership’s businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and the orders of the Bankruptcy Court. Under the Plan, it is contemplated that all suppliers, vendors, employees, royalty owners, trade partners and landlords will be unimpaired and will be satisfied in full in the ordinary course of business, and the MGP’s existing trade contracts and terms will be maintained. To assure ordinary course operations, the MGP obtained interim approval from the Bankruptcy Court on a variety of “first day” motions, including motions seeking authority to use cash collateral on a consensual basis, pay wages and benefits for individuals who provide services to the Partnership, and pay vendors, oil and gas obligations and other creditor claims in the ordinary course of business.

The Partnership is not a party to the Restructuring Support Agreement. The ARP Restructuring is not expected to materially impact the MGP or its ability to perform as the managing general partner and operator of the Partnership’s operations. On July 26, 2016, the MGP adopted certain amendments to our partnership agreement, in accordance with the MGP’s ability to amend our partnership agreement to cure an ambiguity in or correct or supplement any provision of our partnership agreement as may be inconsistent with any other provision, to provide that bankruptcy and insolvency events, such as the MGP’s Chapter 11 filing, with respect to the managing general partner will not cause the managing general partner to cease to serve as the managing general partner of the Partnership nor cause the termination of the Partnership.

Atlas Energy Group is not a party to the ARP Restructuring. Atlas Energy Group remains controlled by the same ownership group and management team and thus, the ARP Restructuring is not expected to have a material impact on the ability of Atlas Energy Group management to operate ARP or the other Atlas Energy Group businesses.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the Partnership’s condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities that exist at the date of the Partnership’s condensed financial statements, as well as the reported amounts of revenues and costs and expenses during the reporting periods. The Partnership’s condensed financial statements are based on a number of significant estimates, including the revenue and expense accruals, depletion, impairments, fair value of derivative instruments and the probability of forecasted transactions. The natural gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Actual results may differ from those estimates.

Gas and Oil Properties

The following is a summary of gas and oil properties at the dates indicated:

	June 30, 2016	December 31, 2015
Proved properties:
Leasehold interests	$695,700	$695,700
Wells and related equipment	41,887,000	41,887,000
Total natural gas and oil properties	42,582,700	42,582,700
Accumulated depletion and impairment	(41,045,500)	(41,045,500)
Gas and oil properties, net	$1,537,200	$1,537,200

As a result of the recent significant declines in commodity prices and associated recorded impairment charges, the remaining net book value of gas and oil properties on our condensed balance sheet at June 30, 2016 and December 31, 2015 was primarily related to the estimated salvage value of such properties.  The estimated salvage values were based on the MGP’s historical experience in determining such values.

Recently Issued Accounting Standards

In August 2014, the FASB updated the accounting guidance related to the evaluation of whether there is substantial doubt about an entity’s ability to continue as a going concern. The updated accounting guidance requires an entity’s management to evaluate whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year from the date the financial statements are issued and provide footnote disclosures, if necessary. The updated guidance is effective as of January 1, 2017 and the Partnership is currently in the process of determining the impact of providing the enhanced disclosures, as applicable, within its condensed financial statements.

In May 2014, the FASB updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which an entity has to refer. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The updated accounting guidance provides companies with alternative methods of adoption. The Partnership is currently in the process of determining the impact that the updated accounting guidance will have on its condensed financial statements and its method of adoption.

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

The Partnership enters into commodity put contracts to achieve more predictable cash flows by hedging the Partnership’s exposure to changes in commodity prices. At any point in time, such contracts may include regulated New York Mercantile Stock Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the physical delivery of the commodity. These contracts have been recorded at their fair values.

The Partnership reflected net derivative assets on its condensed balance sheets of $7,500 and $19,900 at June 30, 2016 and December 31, 2015, respectively.

The following table summarizes the commodity derivative activity and presentation in the condensed statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gains reclassified from accumulated other comprehensive income into natural gas, oil and liquids revenues	$200	$2,100	$500	$4,400
Gains subsequent to hedge accounting recognized in gain on mark-to-market derivatives	$(2,500)	$(2,300)	$400	$200

At June 30, 2016, the Partnership had the following commodity derivatives:

Natural Gas Put Options

Production Period Ending December 31,	Volumes (3)	Average Fixed Price	Fair Value Asset (2)
	(MMBtu) (1)	(per MMBtu)(1)

2016	6,600	$4.15	$7,500

(1)	“MMBtu” represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.
(3)	The production volume for 2016 include the remaining six months of 2016 beginning July 1, 2016.

As the underlying prices and terms in the Partnership’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three and six months ended June 30, 2016 and 2015 for hedge ineffectiveness.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership uses a market approach fair value methodology to value its outstanding derivative contracts. The fair value of a financial instrument depends on a number of factors, including the availability of observable market data over the contractual term of the underlying instrument. The Partnership separates the fair value of its financial instruments into three levels (Levels 1, 2 and 3) based on its assessment of the availability of observable market data and the significance of non-observable data used to determine fair value.  As of June 30, 2016 and December 31, 2015, all derivative financial instruments were classified as Level 2.

Information for assets measured at fair value at June 30, 2016 and December 31, 2015 was as follows:

	Level 1	Level 2	Level 3	Total
As of June 30, 2016
Derivative assets, gross
Commodity puts	$-	$7,500	$-	$7,500

	Level 1	Level 2	Level 3	Total
As of December 31, 2015
Derivative assets, gross
Commodity puts	$-	$19,900	$-	$19,900

NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Partnership has entered into the following significant transactions with the MGP and its affiliates as provided under its Partnership Agreement. Administrative costs, which are included in general and administrative expenses in the Partnership’s condensed statements of operations, are payable at $75 per well per month. Monthly well supervision fees, which are included in production expense in the Partnership’s condensed statements of operations, are payable at $320 per well per month for operating and maintaining the wells. Well supervision fees are proportionately reduced to the extent the Partnership does not acquire 100% of the working interest in a well. Transportation fees are included in production expenses in the Partnership’s condensed statements of operations and are generally payable at 13% of the natural gas sales price. Direct costs, which are included in production and general administrative expenses in the Partnership’s condensed statements of operations, are payable to the MGP and its affiliates as reimbursement for all costs expended on the Partnership’s behalf.

The following table provides information with respect to these costs and the periods incurred:

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015
Administrative fees	$24,200	$19,800	$43,600	$45,100
Supervision fees	103,300	84,400	186,100	192,500
Transportation fees	8,000	7,100	15,500	21,500
Direct costs	35,000	51,000	72,800	104,800
Total	$170,500	$162,300	$318,000	$363,900

The MGP and its affiliates perform all administrative and management functions for the Partnership, including billing revenues and paying expenses. Accounts payable trade-affiliate on the Partnership’s condensed balance sheets includes the net production expenses due to the MGP.

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

Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as operator, may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of June 30, 2016, the MGP withheld $519,700 of net production revenue for future plugging and abandonment costs.

Legal Proceedings

The Partnership and affiliates of the MGP and their subsidiaries are party to various routine legal proceedings arising out of the ordinary course of its business. Management and MGP’s management believe that none of these actions, individually or in the aggregate, will have a material adverse effect on the Partnership’s or the MGP’s financial condition or results of operations.

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

General

Atlas America Public #11-2002 LTD. (“we”, “us”, or the “Partnership”) is a Delaware limited partnership, formed on June 5, 2002 with Atlas Resources, LLC serving as its Managing General Partner and Operator (“Atlas Resources” or the “MGP”). Atlas Resources is an indirect subsidiary of Atlas Resource Partners, L.P. (“ARP”) (OTCQX: ARPJ). Unless the context otherwise requires, references to “the Partnership,” “we,” “us” and “our”, refer to Atlas America Public #11-2002 LTD.

Atlas Energy Group, LLC (“Atlas Energy Group”) manages ARP’s operations and activities through its ownership of the ARP’s general partner interest.

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

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month, per well, to cover the estimated future plugging and abandonment costs of the well. As of June 30, 2016, our MGP withheld $519,700 of net production revenues for this purpose.

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Production revenues (in thousands):
Gas	$64	$67	$121	$182
Oil	8	28	15	35
Liquids	-	-	1	1
Total	$72	$95	$137	$219
Production volumes:
Gas (mcf/day) (1)	523	513	489	535
Oil (bbl/day) (1)	2	6	2	4
Liquids (bbl/day) (1)	-	-	-	-
Total (mcfe/day) (1)	535	549	501	559
Average sales prices: (2)
Gas (per mcf) (1)	$1.33	$1.42	$1.36	$1.88
Oil (per bbl)	$42.94	$54.38	$37.00	$51.90
Liquids (per bbl) (1)	$13.32	$-	$16.92	$31.87
Production costs:
As a percent of revenues	184%	136%	180%	133%
Per mcfe (1)	$2.71	$2.58	$2.69	$2.87
Depletion per mcfe	$-	$0.09	$-	$0.08

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbl” represents barrels. Bbl is converted to mcfe using the ratio of six mcfs to one bbl.
(2)	Average sales prices represent accrual basis pricing.

Natural Gas Revenues. Our natural gas revenues were $63,600 and $66,500 for the three months ended June 30, 2016 and 2015, respectively, a decrease of $2,900 (4%). The $2,900 decrease in natural gas revenues for the three months ended June 30, 2016 as compared to the prior year similar period was attributable to a $4,300 decrease in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions, partially offset by a $1,400 increase in production volumes. Our production volumes increased to 523 mcf per day for the three months ended June 30, 2016 from 513 mcf per day for the three months ended June 30, 2015, an increase of 10 mcf per day (2%).

Our natural gas revenues were $121,100 and $182,400 for the six months ended June 30, 2016 and 2015, respectively, a decrease of $61,300 (34%). The $61,300 decrease in natural gas revenues for the six months ended June 30, 2016 as compared to the prior year similar period was attributable to a $46,700 decrease in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions, and a $14,600 decrease in production volumes. Our production volumes decreased to 489 mcf per day for the six months ended June 30, 2016 from 535 mcf per day for the six months ended June 30, 2015, a decrease of 46 mcf per day (9%). The decrease in production volumes is mostly due to the normal decline inherent in the life of the wells in addition to wells shut-in due to it being uneconomical to continue production in the current pricing environment.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $8,500 and $28,100 for the three months ended June 30, 2016 and 2015, respectively, a decrease of $19,600 (70%). The $19,600 decrease in oil revenues for the three months ended June 30, 2016 as compared to the prior year similar period was attributable to a $17,300 decrease in production volumes and a $2,300 decrease in oil prices. Our production volumes decreased to 2.17 bbls per day for the three months ended June 30, 2016 from 5.67 bbls per day for the three months ended June 30, 2015, a decrease of 3.5 bbls per day (62%).

Our oil revenues were $15,000 and $35,000 for the six months ended June 30, 2016 and 2015, respectively, a decrease of $20,000 (57%). The $20,000 decrease in oil revenues for the six months ended June 30, 2016 as compared to the prior year similar period was attributable to a $14,000 decrease in production volumes and a $6,000 decrease in oil prices. Our production volumes decreased to 2.22 bbls per day for the six months ended June 30, 2016 from 3.73 bbls per day for the six months ended June 30, 2015, a decrease of 1.5 bbls per day (40%).

Natural Gas Liquids Revenue. The majority of our wells produce “dry gas”, which is composed primarily of methane and requires no additional processing before being transported and sold to the purchaser. Some wells, however, produce “wet gas”, which contains larger amounts of ethane and other associated hydrocarbons (i.e. “natural gas liquids”) that must be removed prior to transporting the gas. Once removed, these natural gas liquids are sold to various purchasers. Our natural gas liquids revenues were $100 and $300 for the three months ended June 30, 2016 and 2015, respectively. Our natural gas liquids revenues were $700 and $1,200 for the six months ended June 30, 2016 and 2015, respectively.

Gain on Mark-to-Market Derivatives. We recognize changes in fair value of our derivatives immediately within gain on mark-to-market derivatives on our condensed statements of operations.

We recognized a loss on mark-to-market derivatives of $2,500 and $2,300 for the three months ended June 30, 2016 and 2015, respectively, and a gain of $400 and $200 for the six months ended June 30, 2016 and 2015, respectively. These losses were due to mark-to-market losses primarily related to the change in natural gas prices during the periods.

Costs and Expenses. Production expenses were $132,500 and $128,500 for the three months ended June 30, 2016 and 2015, respectively, an increase of $4,000 (3%).  Production expenses were $246,800 and $290,500 for the six months ended June 30, 2016 and 2015, respectively, a decrease of $43,700 (15%). This decrease was mostly attributable to a decrease in supervision fees due to wells being shut-in and a decrease in transportation.

For the six months ended June 30, 2016, there was no depletion recorded due to the recent significant declines in commodity prices and associated previously recorded impairment charges.  Therefore, the remaining net book value of gas and oil properties on our balance sheet at December 31, 2015 was primarily related to the estimated salvage value of such properties.  For the six months ended June 30, 2015, depletion of gas and oil properties as a percentage of gas and oil revenues was 3%.

General and administrative expenses for the three months ended June 30, 2016 and 2015 were $38,000 and $33,800, respectively, an increase of $4,200 (12%). For the six months ended June 30, 2016 and 2015, these expenses were $71,200 and $73,400, respectively, a decrease of $2,200 (3%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP. The increase for the three months ended June 30, 2016 was primarily due to third-party costs as compared to the prior year similar period.  The decrease for the six months ended June 30, 2016 was primarily due to was primarily due to third-party costs as compared to the prior year similar period.

Liquidity and Capital Resources

We are generally limited to the amount of funds generated by the cash flow from our operations to fund our obligations and make distributions, if any, to our partners. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2016. These lower commodity prices have negatively impacted our revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on our liquidity position. In addition, we have experienced significant downward revisions of its natural gas and oil reserves volumes and values due to the declines in commodity prices. The MGP continues to implement various cost saving measures to reduce our operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue to be strategic in managing our cost structure and, in turn, liquidity to meet our operating needs. To the extent commodity prices remain low or decline further, or we experience other disruptions in the industry, our ability to fund our operations and make distributions may be further impacted, and could result in the MGP’s decision to liquidate our operations.

If, however, the MGP were to decide to liquidate our operations, the liquidation valuation of our assets and liabilities would be determined by an independent expert. It is possible that based on such determination, we would not be able to make any liquidation distributions to our limited partners. A liquidation could result in the transfer of the post-liquidation assets and liabilities of the Partnership to the MGP and would occur without any further contributions from or distributions to the limited partners.

Historically, there has been no need to borrow funds from the MGP to fund operations as the cash flow from our operations have been adequate to fund our obligations and distributions to our partners. However, the recent significant declines in commodity prices have challenged our ability to fund our operations and may make it uneconomical for us to produce our wells until they are depleted as we originally intended. Accordingly, the MGP determined that there is substantial doubt about our ability to continue as a going concern. The MGP intends, as necessary, to continue our operations and to fund our obligations for at least the next twelve months. To the extent commodity prices remain low or decline further or ARP is unsuccessful in completing its Restructuring (as defined below) or the Plan (as defined below), the MGP’s ability to continue our operations may be further impacted.

ARP Restructuring and Chapter 11 Bankruptcy Proceedings

On July 25, 2016, ARP and certain of its subsidiaries, including the MGP, and Atlas Energy Group, solely with respect to certain sections thereof, entered into a restructuring support agreement with ARP’s lenders (the “Restructuring Support Agreement”) to support ARP’s restructuring that will reduce debt on its balance sheet (the “Restructuring”) pursuant to a pre-packaged plan of reorganization (the “Plan”).  The Plan will position ARP for the future and is expected to be completed before the end of the third quarter of 2016, after which ARP should emerge from Chapter 11 (as defined below), backed by its stakeholders, committed to investing capital to develop its exploration and production assets, as well as its tax-advantaged drilling partnership program.

On July 27, 2016, ARP and certain of its subsidiaries, including the MGP, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The cases commenced thereby are being jointly administered under the caption “In re: ATLAS RESOURCE PARTNERS, L.P., et al.” Interested parties should refer to the information and the limitations and qualifications discussed in the disclosure statement related to the Restructuring which was filed as Exhibit 99.1 to ARP’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2016.

The MGP intends to continue to operate the Partnership’s businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and the orders of the Bankruptcy Court. Under the Plan, it is contemplated that all suppliers, vendors, employees, royalty owners, trade partners and landlords will be unimpaired and will be satisfied in full in the ordinary course of business, and the MGP’s existing trade contracts and terms will be maintained. To assure ordinary course operations, the MGP obtained interim approval from the Bankruptcy Court on a variety of “first day” motions, including motions seeking authority to use cash collateral on a consensual basis, pay wages and benefits for individuals who provide services to the Partnership, and pay vendors, oil and gas obligations and other creditor claims in the ordinary course of business.

The Partnership is not a party to the Restructuring Support Agreement. The ARP Restructuring is not expected to materially impact the MGP or its ability to perform as the managing general partner and operator of the Partnership’s operations. On July 26, 2016, the MGP adopted certain amendments to our partnership agreement, in accordance with the MGP’s ability to amend our partnership agreement to cure an ambiguity in or correct or supplement any provision of our partnership agreement as may be inconsistent with any other provision, to provide that bankruptcy and insolvency events, such as the MGP’s Chapter 11 filing, with respect to the managing general partner will not cause the managing general partner to cease to serve as the managing general partner of the Partnership nor cause the termination of the Partnership.

Atlas Energy Group is not a party to the ARP Restructuring. Atlas Energy Group remains controlled by the same ownership group and management team and thus, the ARP Restructuring is not expected to have a material impact on the ability of Atlas Energy Group management to operate ARP or the other Atlas Energy Group businesses

There was no cash provided by operating activities for the six months ended June 30, 2016 and 2015. The change in asset retirement receivable-affiliate decreased $99,000, the change in accounts receivable trade-affiliate decreased $32,600, and net earnings before depletion and accretion decreased $35,700. The change in accounts payable trade-affiliate increased $152,300, the change in non-cash gain (loss) on derivative value increased $9,700 and the change in accrued liabilities increased $5,300.

Our MGP may withhold funds for future plugging and abandonment costs. Through June 30, 2016, our MGP withheld $519,700 of funds for this purpose. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow at any one time may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.

Critical Accounting Policies

See Note 2 to our condensed financial statements for additional information related to recently issued accounting standards.

For a more complete discussion of the accounting policies and estimates that we have identified as critical in the preparation of our condensed financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ATLAS AMERICA PUBLIC #11-2002 LTD.

By: Atlas Resources, LLC, its Managing General Partner

Date: August 15, 2016	By: /s/ FREDDIE M. KOTEK
Freddie M. Kotek, Chief Executive Officer and President of the Managing General Partners

Date: August 15, 2016	By: /s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback, Chief Financial Officer of the Managing General Partner